Form 10-Q
period 1999-03-31
AREMISSOFT CORP /DE/
filed 1999-05-13
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                        Commission file number: 333-58351

                             AREMISSOFT CORPORATION
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                  7372                     68-0413929
  (STATE OR OTHER JURISDICTION     (PRIMARY STANDARD         (I.R.S. EMPLOYER
        OF INCORPORATION OR     INDUSTRIAL CLASSIFICATION    IDENTIFICATION NO.)
           ORGANIZATION)                 CODE)

                                GOLDSWORTH HOUSE
                                   DENTON WAY
                              WOKING SURREY GU213LG
                                 UNITED KINGDOM
                               011-44-171-309-1555
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
                           DR. LYCOURGOS K. KYPRIANOU
                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                             AREMISSOFT CORPORATION
                                GOLDSWORTH HOUSE
                                   DENTON WAY
                              WOKING SURREY GU213LG
                                 UNITED KINGDOM
                               011-44-171-309-1555
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [    ]        No [  X  ]

The number of shares outstanding of the Registrant's Common Stock on April 28, 1999 was 13,300,051 shares.

                                AREMISSOFT CORPORATION

                                         INDEX



PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements (unaudited):

       Consolidated Balance Sheets as at                                     3
       March 31, 1999 and December 31, 1998

       Consolidated Statements of Operations                                 4
       for the three months ended  March 31, 1999
       and March 31, 1998

       Consolidated Statements of Cash Flows                                 5
       for the three months ended   March 31, 1999 and March 31, 1998

       Notes to Interim Consolidated Financial Statements                    6


Item 2.   Management's Discussion and Analysis of Financial                  9
          Condition and Results of Operations


Item 3:  Quantitative and Qualitative disclosures about market risk         16


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                   17

Item 2--Changes in Securities and Use of Proceeds                           17

Item 3--Defaults upon Senior Securities                                     17

Item 4--Submission of Matters to a Vote of Security Holder                  17

Item 5--Other Information                                                   17

Item 6--Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS


                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                AS AT DEC. 31     AS AT MARCH 31
                                                                     1998               1999
                         ASSETS                               (See Footnote 1)     (unaudited)
Current Assets
Cash and cash equivalents                                            $149             $1,082
Accounts receivable, less allowances for doubtful accounts of
  $971 and $639 at March 31,1998 and 1999, respectively            16,166             14,850
Other receivables                                                     903                942
Inventory                                                             787              1,090
Deposit paid on Service and Maintenance Contracts                   3,531              1,005
Prepaid Expenses and other assets                                   1,135              2,040
                                                                 --------             ------
Total Current Assets                                               22,671             21,009

Loan receivable-related party                                       1,886              1,898
Property and equipment, net                                         1,774              1,985
Purchased and developed software, net of accumulated
 amortization of $5,772 and $6,137 at Dec. 31, 1998 and
 March 31, 1999 respectively                                        1,284              1,222

Intangible assets, net of accumulated amortization of
  $12,790 and $13,124 at Dec, 31, 1998 and March 31, 1999,
  respectively                                                        337                249
                                                                  -------            -------
Total  Assets                                                     $27,952            $26,363
                                                                  -------            -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                    3,669              4,814
Accrued payroll taxes                                                 586                510
Accrued value added taxes                                           1,649                418
Accrued income taxes                                                2,059              2,059
Current portion of capital lease obligations                           55                 55
Other accrued expenses                                              2,946              1,610
Bank loans and short term demand facility                          15,530             15,530
Deferred revenue                                                    6,693              5,810
                                                                  -------             ------
Total Current Liabilities                                          33,187             30,806

Long-term debt                                                          -                  0
Loan and accrued interest payable -related party                    1,781              1,794
Capital lease obligations, less current portion                        93                 93
                                                                  -------             ------

Total liabilities                                                  35,061             32,693
                                                                   ------             ------
Stockholders' equity (deficit)
Series-A convertible preferred stock, par value $0.001;
  authorized 2,100 shares; 1,137 and no shares issued and
  outstanding at Dec. 31, 1998 and March 31, 1999 respectively,
  liquidating preference at par value                                   -                  0
Series-B convertible preferred stock, par value $0.001;
  authorized 3,500 shares; no shares issued and outstanding,
  liquidating preference at par value                                   -                  -
Common stock, par value $0.001; authorized 75,000 shares;
  10,000 shares issued and outstanding at Dec. 31, 1998 and
  March 31, 1999                                                       10                 10
Additional paid-in-capital                                         27,107             27,107
Accumulated deficit                                               (32,201)           (31,398)
Accumulated other comprehensive income                             (2,025)            (2,049)
                                                                  --------          ---------
Total stockholders' equity (deficit)                               (7,109)            (6,330)
                                                                  --------          ---------

Total liabilities and stockholders' equity (deficit)              $27,952            $26,363
                                                                  -------            --------

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            For three months ended March 31
                                                                  1998             1999
                                                              (Unaudited)      (Unaudited)

Revenues
Software Licenses                                               $4,108           $5,360
Maintenance and Services                                         4,563            6,274
Hardware and other                                               1,425            1,478
                                                                 -----         --------

Total revenues                                                  10,096           13,112
                                                                ------         --------

Cost of revenues
Software Licenses                                                  480              716
Maintenance and Services                                         1,257            1,987
Hardware and other                                               1,139            1,037
Amortization of purchased software and capitalized software
Development cost                                                    17               62
                                                             ---------         --------

Total cost of revenues                                           2,893            3,802

Gross Profit                                                     7,203            9,310
                                                                ------        ---------

Operating Expenses
Sales and marketing                                              3,901            4,865
Research and development                                         1,496            1,464
General and administrative                                       1,069            1,188
Amortization of intangible assets                                   24               88
                                                              --------        ---------

Total operating expenses                                         6,490            7,605
                                                                ------        ---------

Profit from operations                                             713            1,705
Interest expense, net                                              457              507
                                                               -------        ---------

Income before income taxes                                         256            1,198
Income tax expense                                                 100              395
                                                                ------        ---------

Net income                                                      $  156           $  803
                                                                ------        ---------

Basic net income per share                                       $0.02            $0.08

Diluted net income per share                                     $0.02            $0.08

Basic weighted average shares outstanding                        8,281           10,000

Diluted weighted average shares outstanding                      9,433           10,015

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                For three months ended March 31

                                                                       1998          1999
                                                                   (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             156            803
Adjustments to reconcile net income to net cash provided
  (used) in operating activities:
Depreciation                                                           230            250
Amortization of capitalized software and intangible assets              41            150

Changes in assets and liabilities:
Accounts receivable                                                   (170)         1,316
Other receivables                                                      (94)           (39)
Inventory                                                              (83)          (303)
Deposits paid on service and maintenance contracts                       -          2,526
Prepaid expenses and other assets                                   (1,423)          (905)
Accounts Payable                                                      (999)         1,145
Deferred revenue                                                       884           (883)
Accrued taxes payable                                               (1,250)        (1,307)
Other accrued expenses                                                (917)        (1,336)
                                                                    -------      ---------

Net cash provided (used) in operating activities                    (3,625)         1,417
                                                                    -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                   (249)          (461)
Capitalized software development costs                                 (38)             -
Loan to related party (net)                                              -            (12)
                                                                    -------      ---------

Net cash (used in) investing activities                               (287)          (473)
                                                                    -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                  9,302              -
Principal repayments of long-term borrowings                           166              -
Loan from related party                                                  -             13
Principal payments of capital lease obligations                       (104)             -
Short-term demand facility                                            (520)             -
                                                                    -------      ---------

Net cash provided by financing activities                             8,844            13
                                                                    -------      ---------

Net increase(decrease) in cash & cash equivalents                     4,932           957
Effect of foreign currency exchange rates on cash and                    99           (24)
cash equivalents
Cash and cash equivalents, at beginning of period                       239           149
                                                                    -------      --------
Cash and cash equivalents, at end of period                          $5,270        $1,082
                                                                    -------      --------

Supplemental disclosure:
Interest paid                                                        $  457        $  507
                                                                    -------       -------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three month period ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, SEC File No. 333-58351, declared effective on April 22, 1999.

2.      FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its United Kingdom subsidiaries is the British pound. The functional currencies of the other subsidiaries are their local currencies.

For reporting purposes, the financial statements are presented in United States dollars and in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". The consolidated balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average rates for the relevant periods. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss).

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

3.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):




                                                         For three Months Ended
                                                                March 31
                                                            1998        1999
                                                           -------    -------
Numerator used for both basic and diluted earnings
 (loss) per share                                            156         803

Denominator for basic earnings per share;
  Weighted average shares outstanding                      8,281      10,000
Denominator for diluted earnings per share:
  Denominator for basic earnings per share                 9,433      10,000
  Effect of dilutive securities:
     Warrants                                                 15          15
     Preferred stock                                       1.137           -
                                                            9433      10,015

Basic Earnings (loss) per share                            $0.02       $0.08
Diluted Earnings (loss) per share                          $0.02       $0.08



4.  COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during 1998. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments. The accompanying consolidated financial statements have been restated to conform to the SFAS No. 130 requirements.

Comprehensive income for the three months ended March 31, 1998 and 1999 are as follows (in thousands):
                                                    1998                 1999
                                                   -------              ------

        Net income                                 $ 156                $ 803
        Foreign currency translation adjustments     (29)                 (24)
                                                   ------               ------

        Comprehensive income                       $ 127                $ 779
                                                   ------               ------

5.      SEGMENT REPORTING INFORMATION

The Company has adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" during 1998 which changes the way the Company reports certain information about its operating segments.

The  Company  develops,   markets,   implements  and  supports   enterprise-wide
applications software targeted at mid-sized organizations mainly in the manufacturing, healthcare, hospitality, and construction industries. Management considers each industry to be a reportable segment, with each industry representing a strategic business that offers products and services to various customers. These industries are managed separately because each requires different product and marketing strategies.

Within each industry, the Company has adopted a tailored sales and marketing strategy. This strategy includes advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, the Company has developed corporate sales and marketing materials as well as general financial and technical materials that are distributed to each of the Company's subsidiaries for inclusion in their sales materials, thereby promoting a consistent portrayal of the Company's image and products. The Company markets its products primarily through a direct sales force in each of the industries. In the manufacturing and hospitality industries, the Company also relies, to a limited extent, on distributors to sell the Company's products.

The accounting policies adopted by each industry are the same as those described in the summary of significant accounting policies. Management evaluates performance based on profit/(loss) from operations before interest and income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table:




                                   MANUFACTURING     HEALTHCARE     HOSPITALITY     CONSTRUCTION      OTHER       TOTAL

Segmental analysis for
the three months ended 3/31/99


Revenues from external  customers    4,145            3,984            3,438           1,102          443       13,112
Depreciation and amortization           72               84               80              17          147          400
Profit (loss) from operations          942              344              451             101         (133)       1,705
Total segment assets                11,803            6,302            5,977           1,227        1,054       26,363


Segmental analysis for the
three months ended 3/31/98

Revenues from external customers     2,847            3,362           2,645             959          283       10,096
Depreciation and amortization           50               59              51              12           99          271
Profit (loss) from operations          393              238              88              38          (44)         713
Total segment assets                11,077            5,951           5,355           1,120          556       24,059


The following table represents revenue by country based on country of customer domicile and long-lived assets by country on the location of the assets.


                               Revenues                 Long-Lived Assets
                              ----------                ------------------
                     Mar 31, 1998 Mar 31, 1999       Mar 31, 1998  Mar 31, 1999
                    ------------- ------------      -------------  ------------
United Kingdom         7,572          7,748               2,248      1,886
Rest of Europe         1,196          3,257                 444        465
United States            454            378                 119        124
Asia                     323            449                 887        532
Rest of World            551          1,280                   0         10

                      10,096         13,112               3,698      3,017

6.   SUBSEQUENT EVENT

Public Offering

In April 1999 the Company offered 3.3 million shares of its common stock for public subscription. The Common Stock has been approved for quotation on the NASDAQ national market under the symbol "AREM". The initial price to public was $5 per share and the underwriting discount was $0.4 per share.


Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding the Company's financial position, business strategy, and plans of management for future operations are "forward looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe," "estimate," "consider," or similar expressions are used. Forward looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed under "Risk Factors" in the Company's prospectus included in its registration statement on Form S-1, SEC File No. 333-58351, all of which are incorporated herein by reference. The Company's actual results and stockholder values may differ materially from those anticipated or expressed in these forward looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward looking statement. The Company undertakes no obligation to publicly update these forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

AremisSoft develops, markets, implements and supports enterprise-wide applications software targeted at mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries (the "Targeted Markets"). The Company's software products help streamline and enhance an organization's ability to manage and execute mission-critical functions such as accounting, purchasing, manufacturing, customer service, and sales and marketing. In 1986, the Company established a software development and support facility in New Delhi, India. The Company believes that its India facility provides significant organizational efficiencies and cost advantages in software development and support process. AremisSoft products are designed to be the primary business software that organizations in the Targeted Markets use to generate and disseminate information across the enterprise in order to respond rapidly to changing market environments and customer needs. The Company has licensed its software products to more than 5,000 customers.

The Company strategically focuses on customers in the Targeted Markets with annual revenues of less than $200 million. Through its concentrated product focus, AremisSoft believes that it has developed substantial industry expertise in the Targeted Markets. In addition, the Company has developed a three-tiered, object-oriented software architecture (the "Aremis Architecture"), which achieves economies of scale and cost reductions in the software development process by capitalizing on the common functional requirements of customers across a variety of industries. The Company believes that the Aremis Architecture enables it to produce high quality, scalable products with substantially reduced software development, implementation and maintenance costs.

In the past five years, the Company has experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $52.6 million in 1998. During this period, the Company successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, the Company sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. The Company's software development and support facility in India provides the Company access to highly-skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

The Company markets its software products primarily through its own sales force and provides product support worldwide through 14 offices in seven countries. To date, the majority of the Company's revenues have been generated from customers located in the United Kingdom. Such customers comprised approximately 60% of total revenues for 1998. Customers using the Company's software products include Southampton Multifund (healthcare), Birmingham Multifund (healthcare), Telefon AB LM Ericsson (manufacturing), Nabisco Biscuit Co. (manufacturing), Forte Limited (hospitality) and London Electricity plc (construction).

The  Company's  objective  is  to  be  a  leading  provider  of  enterprise-wide applications software in the Targeted Markets. The Company's strategy for achieving this objective includes (i) targeting mid-sized organizations, including divisions and business units of larger companies, (ii) focusing on strategic markets, (iii) leveraging the Company's cost-efficient India operations, (iv) capitalizing on the Company's investment in the Aremis Architecture, (v) expanding the Company's marketing, sales, support and service capabilities and (vi) acquiring related software businesses, products or technologies.

RESULTS OF OPERATIONS

Revenues

Total revenues increased 29.9% to $13.1 million for the three months ended March 31, 1999 from $10.1 million for the three months ended March 31, 1998. This increase was due primarily to higher software license revenues as a result of an increase in the sale of higher margin licenses, and associated maintenance and service contract revenues.

Software license revenues increased 30.5% to $5.4 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues increased to 40.9% for the three months ended March 31, 1999 from 40.7% for the period ended March 31, 1998.

Maintenance and service contract revenues increased 37.5% to $6.3 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues increased to 47.8% for three months ended March 31, 1999 from 45.3% for 1998.

Hardware and other revenues increased 3.7% to $1.5 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. As a percentage of total revenues, hardware and other revenues decreased to 11.2% for the three months ended March 31, 1999 from 14.1% for the three months ended March 31, 1998, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

Cost of revenues increased 31.4% to $3.8 million for the three months ended March 31, 1999 from $2.9 million for the three months ended March 31, 1998. As a percentage of total revenues, cost of revenues increased to 29.0% for the three month ended March 31, 1999 from 28.7% for the three months ended March 31, 1998.

Software license cost increased 49.6% to $0.72 million for the three months ended March 31, 1999 from $0.48 million for the three months ended March 31, 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products. As a percentage of total revenues, license Cost increased to 5.5% for the three months ended March 31, 1999 from 4.8% for the period ended March 31, 1998.

Maintenance and service contract Cost increased 58% to $2 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract Cost increased to 15.2% for three months ended March 31, 1999 from 12.5% for 1998.

Hardware and other Cost decreased 9.0% to $1.04 million for the three months ended March 31, 1999 from $1.14 million for the three months ended March 31, 1998. As a percentage of total revenues, hardware and other cost decreased to 7.9% for the three months ended March 31, 1999 from 11.3% for the three months ended March 31, 1998, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Sales and Marketing

Sales and Marketing expense consist primarily of expenses related to sales and marketing, personnel, advertising, promotion, trade shows participation and public relations.

The Company's sales and marketing expenses increased 24.7% to $4.9 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998, primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses decreased to 37.1% for three months ended March 31, 1999, from 38.6% for the three months ended March 31, 1998, primarily due to increased efficiencies in the Company's sales and marketing operations.

Research and Development

Research and development expenses were $1.5 million for the period ended March 31, 1999 and March 31, 1998. As a percentage of total revenues, research and development expenses decreased to 11.1% for the three months ended March 31, 1999 from 14.8% of revenues for the three months ended March 31, 1998. The decrease was primarily due to a significant portion of the planned expenditures relating to the Company's new generation of software products having been incurred in prior accounting periods.

General and Administrative

General and administrative expenses increased 11.1% to $1.2 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. As a percentage of total revenues, general and administrative expenses decreased to 9.1% for the three months ended March 31, 1999 from 10.6% for the three months ended March 31, 1998. This decrease reflects the effect of the Company's cost-cutting and cost control measures.

Net Interest Expense

Net interest expense reflects interest on the Company's credit facilities, as reduced by interest income on cash balances. Net interest expense increased 11% to $.51 million for the three months ended March 31, 1999 from $.46 million for the three months ended March 31, 1998, primarily due to an increase in amounts outstanding under the Company's credit facilities.

Income Tax Provision

There is a provision for income taxes for the three months ended March 31, 1999 of $0.4 million. There was a provision for income taxes for $0.1 million the three months ended March 31, 1998. The increase in income taxes resulted from the increase in the Company's profitability in 1999. The company's effective tax rate was assumed at 33%.

Recoverability of the deferred tax asset has been reviewed at March 31, 1999, and although certain subsidiaries generated taxable income in the period ending March 31, 1999, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by its principal stockholder. As of March 31, 1999, the Company had $1.08 million of cash and cash equivalents and $15.53 million in short-term borrowings. The Company had a working capital deficit of $9.8 million as of March 31, 1999. In connection with the Company's initial public offering which closed on April 27, 1999, the Company agreed with its lender to repay $5 million of its short-term borrowings and to restructure the Company's remaining indebtedness of approximately $9 million as long-term debt, maturing in 2004, bearing interest at LIBOR plus three percent per annum.

The Company believes that the net proceeds from its initial public offering, which was declared effective on April 22, 1999, together with existing cash and cash equivalents, will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next 9 months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

The Company had an operating cash flow surplus of $1.4 million for the three months ended March 31, 1999. This surplus was primarily due to a decrease in receivables and deposits and an increase in accounts payables partially offset by a decrease in accrued expenses. The Company had an operating cash flow deficit of $3.6 million for the three months ended March 31, 1998. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $14.9 million at March 31, 1999 from $9.6 million at March 31, 1998. Accounts receivable as at December 31, 1998 was $16.2 million. The decrease in accounts receivable as of March 31, 1999 was primarily the result of a higher collection rate of accounts receivable for the period. The average days sales outstanding was 102 days for the period March 31, 1998 and 112 for December 31, 1998.

Accrued taxes decreased from $3.5 million at March 31, 1998 to approximately $2.98 million at March 31, 1999.

The Company utilized cash for investing activities of $0.5 million and $0.3 million for the three months ended March 31, 1999 and March 31, 1998 respectively.

Cash provided by financing activities was approximately $13,000 and $8.8 million for the three months ended March 31, 1999 and March 31, 1998 respectively. Financing activities for the 1st quarter of 1998 primarily consisted of a private placement in February 1998 of approximately 1,294,500 shares of Common Stock, the net proceeds of which were $9.3 million.

In April 1999, the Company offered 3.3 million shares of its common stock in an initial public offering. The common stock has been approved for quotation on the NASDAQ national market under the symbol AREM. The initial price to the public was $5 per share and the underwriting discount was $0.4 per share. The net proceeds received by the Company from the sale of the shares of Common Stock were approximately $12.6 million, after deducting the underwriting discount and estimated offering expenses payable by the Company.

IMPACT OF THE YEAR 2000

 The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The issue has grown in importance as the use of computers and microchips has become more pervasive and interdependence between computer systems has increased. The Company could be materially and adversely affected either directly or indirectly by the Year 2000 issue. This could occur if any of its critical computer systems or equipment containing embedded logic fails, if the local infrastructure (electric power, phone systems, or water system) fails, or if its significant suppliers or customers are adversely impacted. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

 Failure of the Company to complete testing and renovation of its critical systems on a timely basis could have a material adverse effect on the Company's financial condition and operating results, as could Year 2000 compliance problems experienced by others with whom the Company does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those with whom it does business not be successful.

The Company's internal information system is a client/server environment and the Company believes its internal information system is Year 2000 compliant. The Company initiated a program and established a committee comprised of senior executive representatives from its subsidiaries in each of the Targeted Markets to assess the Year 2000 readiness of its products and operations including its non-information technology systems. All of the products currently being marketed by the Company have been assessed and the Company believes they are all Year 2000 compliant. The Company has also developed upgrades for its non- compliant rejuvenated and legacy products, which are no longer marketed by the Company. The upgrades developed for such products are being sold to existing customers that use those products. The Company's IGS Hotel (Version 2) and Hotel Master products are not, and will not be Year 2000 compliant. The users of these products have been informed that the products will not be Year 2000 compliant and the Company does not expect that such noncompliance will have a material adverse effect on its business or results of operations.

The Company has assessed all of its internal systems including hardware, software, operating systems, development tools and languages as well as its facilities and equipment including, among other things, its security devices and telephone switchboards for Year 2000 compliance. The Company has not identified any material Year 2000 compliance problems, but will continue to monitor its information systems. However, no assurances can be given that Year 2000 compliance problems will not eventually occur with respect to the Company's information systems which, depending on the nature and scope of the problem, could have a material adverse effect on its business, operating results and financial condition.

The Company has also begun formal communications with critical suppliers to determine the extent to which their failure to remedy their own Year 2000 compliance problems would materially affect the Company. Based on representations received from the Company's critical suppliers and testing results as of March 31, 1999, the Company believes that its business will not be materially adversely affected by any Year 2000 noncompliance of its critical suppliers. The Company has also developed contingency arrangements, which include identifying possible third party suppliers in the event any of its suppliers, including critical suppliers, are unable to provide the necessary products or services to the Company as a result of Year 2000 compliance problems not detected or corrected prior to their occurrence. No assurances can be given that alternative third-party suppliers will be successful in meeting the Company's requirements or, if met, that the terms of the arrangement will be as favorable as those of the Company's current suppliers, which could increase the Company's expenses and have a material adverse effect on the Company's business, operating results or financial condition.

The aggregate costs incurred by the Company as of March 31, 1999 in connection with Year 2000 compliance were approximately $752,000, of which approximately $123,000, $186,000, $126,000 and $20,000 were incurred in 1996, 1997,1998 and for the three months period ended March 31, 1999 respectively. Year 2000 related costs have been funded from the continuing operations of the Company. The Company estimates that it will incur an additional $60,000 in costs to complete its Year 2000 compliance efforts.

EURO CONVERSION

In January 1999, the Euro was introduced as the currency of a number of participating nations in the European Union. Although the United Kingdom is not currently a participating nation, the introduction of the Euro raises conversion issues for business transacted with entities in participating nations. The Company's products either include or have been upgraded to include the Euro and the Company does not believe that the Euro conversion has had or will have a material adverse effect on its business. Because the Company's critical internal systems have been modified to accommodate a conversion to the Euro, the Company believes it is adequately prepared in the event the United Kingdom converts to the Euro in the future.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Currency Exchange Rates

A significant portion of the Company's business is conducted in currencies other than the United States dollar. As a result, the Company is subject to exposure from movements in foreign currency exchange rates. The Company does not currently engage in hedging transactions designed to manage currency fluctuation risks.

Interest Rate Sensitivity

The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the Company's credit facilities. Interest rates on the Company's credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in the Company's interest expense. However, at March 31, 1999, an increase of 10% in Sterling LIBOR would not have a material adverse effect on the Company. The Company does not currently engage in hedging transactions designed to manage interest rate fluctuation risks.

PART II - OTHER INFORMATION

Item 1:        LEGAL PROCEEDINGS

None

Item 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

Item 3:        DEFAULTS UPON SENIOR SECURITIES.

None

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5:        OTHER INFORMATION

None

Item 6:        EXHIBITS AND REPORTS ON FORM 8-K

None

                                      SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Sacramento, State of California on May 12, 1999.




                             AREMISSOFT CORPORATION,
                             a Delaware Corporation


Date:  May 12, 1999
                             /s/ DR. LYCOURGOS KYPRIANOU
                                -----------------------------------
                                Dr. Lycourgos Kyprianou
                                Chairman & Chief Executive Officer




                            /s/ ROYS POYIADJIS
                                ------------------------------------
                                Roys Poyiadjis
                                President & Chief Financial Officer