Form 10-Q
period 1999-06-30
AREMISSOFT CORP /DE/
filed 1999-07-28
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                        Commission file number: 333-58351

                             AREMISSOFT CORPORATION
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                        7372                 68-0413929
------------------------------- ---------------------------- -------------------
(STATE OR OTHER JURISDICTION OF (PRIMARY STANDARD INDUSTRIAL  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)    CLASSIFICATION CODE)      IDENTIFICATION NO.)

                             AREMISSOFT CORPORATION
                          200 CENTRAL PARK SOUTH, #23-A
                               NEW YORK, NY 10019
                                  212-765-7383
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
                           DR. LYCOURGOS K. KYPRIANOU
                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                             AREMISSOFT CORPORATION
                          200 CENTRAL PARK SOUTH, #23-A
                               NEW YORK, NY 10019
                                  212-765-7383
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]        No [      ]


The number of shares outstanding of the Registrant's Common Stock on July 24, 1999 was 13,530,051 shares.

                             AREMISSOFT CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                               PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets as at
          June 30, 1999 and December 31, 1998                                                    3

          Consolidated Statements of Operations
          for the three months and six months ended  June 30, 1999
          and June 30, 1998                                                                      4

          Consolidated Statements of Cash Flows                                                  5
          for the six months ended June 30, 1999 and June 30,1998

          Notes to Interim Consolidated Financial Statements                                     6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    9


Item 3:     Quantitative and Qualitative disclosures about market risk                          15


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                                       16

Item 2--Changes in Securities and Use of Proceeds                                               16

Item 3--Defaults upon Senior Securities                                                         16

Item 4--Submission of Matters to a Vote of Security Holders                                     17

tem 5--Other Information                                                                        17

Item 6--Exhibits and Reports on Form 8-K                                                        17

SIGNATURES                                                                                      18

                                          PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                                              AREMISSOFT CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     AS AT JUNE 30         AS AT DEC. 31
                                                                                          1999                  1998
                                                                                                              (Note 1)
                                                                                    ---------------        -------------
ASSETS

Current Assets
Cash and cash equivalents                                                                  4,844                149
Accounts receivable, less allowances for doubtful accounts
  of $639 at Dec 31,1998 and June 30,1999                                                 16,195             16,166
Other receivables                                                                            953                903
Inventory                                                                                  1,090                787
Deposit paid on service and maintenance contracts                                            975              3,531
Prepaid expenses and other assets                                                          1,862              1,135

Total Current Assets                                                                      25,919             22,671
Loan receivable -related party                                                             1,898              1,886
Property and equipment, net                                                                2,155              1,774
Purchased and developed software, net of accumulated
Amortization of $6,075 and $5,951 at Dec. 31, 1998 and
June 30, 1999 respectively.                                                                1,160              1,284
Intangible assets, net of accumulated amortization of $13,036
and $12,860 at Dec. 31, 1998 and June 30, 1999 respectively                                  161                337

Total  assets                                                                             31,293             27,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                                           2,756              3,669
Accrued payroll taxes                                                                        526                586
Accrued value added taxes                                                                    300              1,649
Accrued income taxes                                                                       3,702              2,059
Current portion of capital lease obligations                                                  45                 55
Other accrued expenses                                                                     1,575              2,946
Bank loans and short term demand facility                                                      -             15,530
Deferred revenue                                                                           5,347              6,693

Total Current Liabilities                                                                 14,251             33,187
Long-term debt                                                                             7,908                  -
Loan and accrued interest payable -related party                                               -              1,781
Capital lease obligations, less current portion                                               87                 93

Total liabilities                                                                         22,246             35,061
Stockholders' equity (deficit)
Series-A convertible preferred stock, par value $0.001; authorized 2,100
  shares; no shares issued and outstanding, liquidating preference at par                      -                  -
value
Series-B convertible preferred stock, par value $0.001; authorized 3,500
  shares; no shares issued and outstanding, liquidating preference at par                      -                  -
value
Common stock, par value $0.001; authorized 75,000 shares; 10,000 shares
  and 13,530 issued and outstanding at Dec. 31, 1998 and June 30, 1999                        14                 10
Additional paid-in-capital                                                                39,971             27,107
Accumulated deficit                                                                      (28,865)           (32,201)
Accumulated other comprehensive income (loss)                                             (2,073)            (2,025)
Total stockholders' equity (deficit)                                                       9,047             (7,109)

Total liabilities and stockholders'  equity (deficit)                                     31,293             27,952

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               For three months ended         For six months ended
                                                                      June 30                        June 30
                                                               -----------------------        ---------------------
                                                                  1999           1998            1999          1998
                                                                 ------        -------          -------     --------
Revenues
Software licenses                                                 8,890          6,535           14,250      10,643
Maintenance and services                                          6,590          4,876           12,864       9,439
Hardware and other                                                1,262            895            2,740       2,320

Total revenues                                                   16,742         12,306           29,854      22,402


Cost of revenues
Software licenses                                                 1,061            640            1,777       1,120
Maintenance and services                                          2,059          1,140            4,046       2,397
Hardware and other                                                  884            596            1,921       1,735
Amortization of purchased software and
Capitalized software development costs                               62             17              124          34

Total cost of revenues                                            4,066          2,393            7,868       5,286

Gross Profit                                                     12,676          9,913           21,986      17,116
Operating Expenses
Sales and marketing                                               5,774          4,549           10,639       8,450
Research and development                                          1,197                           2,661       2,646
General and administrative                                        1,496          1,069            2,684       2,138
Amortization of intangible assets                                    88             24              176          48

Total operating expenses                                          8,555          6,792           16,160      13,282

Profit from operations                                            4,121          3,121            5,826       3,834
Other income (expense) :
Interest expense, net                                               341            475              848         932

Income before income taxes                                        3,780          2,646            4,978       2,902
Income tax expense                                                1,247          1,031            1,642       1,131

Net income                                                        $2,533         $1,615           $3,336      $1,771

Basic net income per share                                         $0.20          $0.16            $0.28       $0.18
Diluted net income per share                                       $0.20          $0.16            $0.28       $0.18

Basic weighted average shares outstanding                         12,589         10,000           11,849       9,641
Diluted weighted average shares outstanding                       12,604         10,015           11,864       9,656

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For six months ended June 30
                                                                           ------------------------------
                                                                              1999                 1998
                                                                           ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    3,336                 1,771
Adjustments to reconcile net income to net cash
provided (used) in operating activities:
Depreciation                                                                    615                   402
Amortization and write-off of capitalized software and                            -                     -
Intangible assets                                                               300                    82

Changes in assets and liabilities:
Accounts receivable                                                             (29)               (4,547)
Other receivables                                                               (50)               (2,559)
Inventory                                                                      (303)                   12
Deposits paid on service and maintenance contract                             2,556                     -
Prepaid expenses and other assets                                              (727)                  178
Accounts Payable                                                               (913)                1,673
Deferred revenue                                                             (1,346)                3,320
Accrued taxes payable                                                           234                (1,925)
Other accrued expenses                                                       (1,371)               (2,178)
Net cash provided (used) in operating activities                              2,302                (3,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (996)                 (594)
Capitalized software development costs                                            -                   (38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock                                          12,868                 9,302
Principal repayments of short-term borrowings                                (7,622)                  137
Loan from related party                                                      (1,793)                    -
Principal payments of capital lease obligations                                 (16)                 (111)
Short-term demand facility                                                        -                (1,507)
Net cash provided by financing activities                                     3,437                 7,821

Net increase in cash & cash equivalents                                       4,743                 3,422
Effect of foreign currency exchange rates on cash and
cash equivalents                                                                (48)                 (202)
Cash and cash equivalents, at beginning of period                               149                   239
Cash and cash equivalents, at end of period                                  $4,844                $3,459

Supplemental disclosure:
Interest paid                                                                  $848                  $932


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for the fair presentation of the consolidated financial position, results of operations, and changes in cash flows for the periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations

3.       NET INCOME PER SHARE


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     For Six Months Ended
                                                                                            June 30
                                                                                      1999          1998

Numerator used for both basic and diluted earnings (loss) per share                 $3,336        $1,771

Denominator for basic earnings per share;
  Weighted average shares outstanding                                               11,849         9,641
Denominator for diluted earnings per share:
  Denominator for basic earnings per share                                          11,849         9,641
  Effect of dilutive securities:
     Warrants                                                                           15            15
     Preferred stock                                                                     -             -
                                                                                    11,864         9,656

Basic net income per share                                                           $0.28         $0.18
Diluted net income per share                                                         $0.28         $0.18


4.  COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during 1998. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments

Comprehensive income for the six months ended June 30, 1999 and 1998 are as follows (in thousands)

                                                                                       1999            1998
                                                                                       ----            ----

Net income                                                                          $ 3,336         $ 1,771
Foreign currency translation adjustments                                               (48)           (202)
                                                                                     ------          ------
Comprehensive income                                                                 $3,288          $1,569


5.       SEGMENT REPORTING INFORMATION

The Company has adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" during 1998, which changes the way the Company reports certain information about its operating segments.

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

Within each industry, the Company has adopted tailored sales and marketing strategy. This strategy includes advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, the Company has developed corporate sales and marketing materials as well as general financial and technical materials that are distributed to each of the Company's subsidiaries for inclusion in their sales materials, thereby promoting a consistent portrayal of the Company's image and products. The Company markets its products primarily through a direct sales force in each of the industries. In the manufacturing and hospitality industries, the Company also relies, to a limited extent, on distributors to sell the Company's products.

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

                 Summarized financial information concerning the
                    Company's reportable segments is shown in
                              the following table:

                                         MANUFACTURING    HEALTHCARE   HOSPITALITY    CONSTRUCTION     OTHER      TOTAL
                                        ---------------  -----------  ------------   -------------    -------   ---------
Segmental analysis for the six
 months ended June 30, 1999

Revenues from external  customers            $9,823        $8,716        $7,761        $2,431        $1,123       $29,854
Depreciation and amortization                   177           185           180            38           335           915
Profit (loss) from operations                 3,261         1,101         1,587           323         (446)         5,826
Total segment assets                         13,886         7,284         7,539         1,342         1,242        31,293


Segmental analysis for the six
 months ended June 30, 1998

Revenues from external  customers             6,317         7,460         5,869         2,128           628        22,402
Depreciation and amortization                    89           106            91            21           177           484
Profit (loss) from operations                 2,113           880           873           204         (236)         3,834
Total segment assets                         13,880         7,457         6,710         1,403           697        30,147



The following table represents revenue by country based on country of customer domicile and long-lived assets by country on the location of the assets.

                                                          Revenues             Long-Lived Assets
                                                         ----------            -------------------
                                               June 30,1999   June 30, 1998 June 30,1999 June 30,1998
                                               ------------   ------------- ------------ ------------

               United Kingdom                    17,342         16,802        2,383         2,047
               Rest of Europe                     7,355          2,654          449           404
               United States                      1,178          1,006          120           108
               Asia                               1,035            717          514           809
               Rest of World                      2,944          1,223           10             0

                                                 29,854         22,402        3,476         3,368

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding the Company's financial position, business strategy, and plans of management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed under "Risk Factors" in the Company's prospectus included in its registration statement on Form S-1, SEC File No. 333-58351, all of which are incorporated herein by reference. The Company's actual results and stockholder values may differ materially from those anticipated or expressed in these forward looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward looking statement. The Company undertakes no obligation to publicly update these forward looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

AremisSoft develops, markets, implements and supports enterprise-wide applications software targeted at mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries (the "Targeted Markets"). The Company's software products help streamline and enhance an organization's ability to manage and execute mission-critical functions such as accounting, purchasing, manufacturing, customer service, and sales and marketing. In 1986, the Company established a software development and support facility in New Delhi, India, which currently has 116 employees. The Company believes that its India facility provides significant organizational efficiencies and cost advantages in software development and support process. AremisSoft products are designed to be the primary business software that organizations in the Targeted Markets use to generate and disseminate information across the enterprise in order to respond rapidly to changing market environments and customer needs. The Company has licensed its software products to more than 5,000 customers.

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

In the past five years, the Company has experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $52.6 million in 1998. During this period, the Company successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, the Company sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. The Company's software development and support facility in India provides the Company accesses to highly skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

The Company markets its software products primarily through its own sales force and provides product support worldwide through 14 offices in seven countries. To date, the majority of the Company's revenues have been generated from customers located in the United Kingdom. Such customers comprised approximately 60% of total revenues. Customers using the Company's software products include
Southampton Multifund (healthcare), Birmingham Multifund (healthcare), Telefon AB LM Ericsson (manufacturing), Nabisco Biscuit Co. (manufacturing), Forte Limited (hospitality) and London Electricity plc (construction).

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


RESULTS OF OPERATIONS

Revenues

Total revenues increased 36.05% to $16.74 million for the three months ended June 30, 1999 from $12.31 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the total revenue increased 33.26% to $29.85 million from $ 22.40 million during the comparable period in 1998. This increase was due primarily to higher software license revenues as a result of an increase in the sale of higher margin licenses, associated maintenance and service contract revenues and hardware and other revenue.

Software license revenues increased 36.04% to $8.89 million for the three months ended June 30, 1999 from $6.54 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the software license revenue increased 33.89% to $14.25 million from $10.64 million during the comparable period in 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues remained at 53.10% for the three months ended June 30, 1999 and June 30, 1998. For the six-months ended June 30, 1999, as a percentage of total revenue, license revenue increased to 47.73% from 47.51% during the comparable period in 1998.

Maintenance and service contract revenues increased 35.15% to $6.59 million for the three months ended June 30, 1999 from $4.88 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the maintenance and service revenue increased 36.29% to $12.86 million from $9.44 million during the comparable period in 1998. This is result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues decreased to 39.36% for three months ended June 30, 1999 from 39.62% for 1998. For the six-months ended June 30, 1999, as a percentage of total revenue, maintenance and service contract revenue increased to 43.09% from 42.13% during the comparable period in 1998.

Hardware and other revenues increased 41.01% to $1.26 million for the three months ended June 30, 1999 from $0.90 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the hardware and other revenue increased 18.10% to $2.74 million from $2.32 million during the comparable period in 1998. As a percentage of total revenues, hardware and other revenues increased to 7.54% for the three months ended June 30, 1999 from 7.27% for the three months ended June 30, 1998. For the six-months ended June 30, 1999, as a percentage of total revenue, hardware and other revenues decreased to 9.18% from 10.36% during the comparable period in 1998 reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

Cost of revenues increased 69.91% to $4.07 million for the three months ended June 30, 1999 from $2.39 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the total cost of revenue increased 48.85% to $7.87 million from $ 5.29 million during the comparable period in 1998. As a percentage of total revenues, cost of revenues increased to 24.29% for the three months ended June 30, 1999 from 19.45% for the three months ended June 30, 1998. For the six-months ended June 30, 1999, as a percentage of total revenue, cost of revenue increased to 26.35% from 23.60% during the comparable period in 1998.

Software license cost increased 65.78% to $1.06 million for the three months ended June 30, 1999 from $0.64 million for the three months ended June 30, 1999. For the six-months ended June 30, 1999, the software license cost increased 58.66% to $1.78 million from $1.12 million during the comparable period in 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products. As a percentage of total revenues, license cost increased to 6.33% for the three months ended June 30, 1999 from 5.20% for the period ended June 30, 1998. For the six-months ended June 30, 1999, as a percentage of total revenue, license cost increased to 5.95% from 5.00% during the comparable period in 1998.

Maintenance and service contract cost increased 80.61% to $2.06 million for the three months ended June 30, 1999 from $1.14 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the maintenance and service contract cost increased 68.79% to $4.05 million from $2.40 million during the comparable period in 1998. as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract cost increased to 12.30% for the three months ended June 30, 1999 from 9.26% for 1998. For the six months ended June 30, 1999, as a percentage of total revenue, maintenance and service contract cost increased to 13.55% from 10.70% during the comparable period in 1998.

 Hardware and other cost increased 48.32% to $0.88 million for the three months ended June 30, 1999 from $0.60 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the hardware and other cost increased 10.72% to $1.92 million from $1.74 million during the comparable period in 1998. As a percentage of total revenues, hardware and other cost increased to 5.28% for the three months ended June 30, 1999 from 4.84% for the three months ended June 30, 1998. For the six months ended June 30, 1999, as a percentage of total revenue, hardware and other cost decreased to 6.43% from 7.74% during the comparable period in 1998, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Sales and Marketing

Sales and Marketing expense consist primarily of expenses related to sales and marketing, personnel, advertising, promotion, trade shows participation and public relations.

The Company's sales and marketing expenses increased 26.93% to $5.77 million for the three months ended June 30, 1999 from $4.55 million for the three months ended June 30, 1998. For the six-months ended June 30, 1999, the sales and marketing cost increased 25.91% to $10.64 million from $8.45 million during the comparable period in 1998. This is primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses decreased to 34.49% for three months ended June 30, 1999, from 36.97% for the three months ended June 30, 1998. For the six months ended June 30, 1999, as a percentage of total revenue, sales and marketing cost decreased to 35.64% from 37.72% during the comparable period in 1998, primarily due to increased efficiencies in the Company's sales and marketing operations.

Research and Development

Research and development expenses increased to 4.09% to $1.20 million for the three months ended June 30, 1999 from $1.15 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the research and development expense increased to 0.57% to $2.66 million from $2.65 million during the comparable period in 1998. As a percentage of total revenues, research and development expenses decreased to 7.15% for the three months ended June 30, 1999 from 9.35% for the three months ended June 30, 1998. For the six months ended June 30, 1999, as a percentage of total revenue, research and development expenses decreased to 8.91% from 11.81% during the comparable period in 1998.

General and Administrative

General and administrative expenses increased 39.94% to $1.50 million for the three months ended June 30, 1999 from $1.07 million for the three months ended June 30, 1998. . For the six months ended June 30, 1999, the general and administrative cost increased 25.54% to $2.68 million from $2.14 million during the comparable period in 1998. As a percentage of total revenues, general and administrative expenses increased to 8.94% for the three months ended June 30, 1999 from 8.69% for the three months ended June 30, 1998. For the six months ended June 30, 1999, as a percentage of total revenue, general and administrative expenses decreased to 8.99% from 9.54% during the comparable period in 1998, This decrease reflects the effect of the Company's cost-cutting and cost control measures.

Net Interest Expense

Net interest expense reflects interest on the Company's credit facilities, as reduced by interest income on cash balances. Net interest expense decreased 28.21% to $0.34 million for the three months ended June 30, 1999 from $0.48 million for the three months ended June 30, 1998 . For the six months ended June 30, 1999, the net interest expense decreased 9.01% to $0.85 million from $0.93 million during the comparable period in 1998. This was due to the repayment of part of the company's debt facility.

Income Tax Provision

There is a provision for income taxes for the six months ended June 30, 1999 of $1.64 million. There was a provision for income taxes for $1.13 million for the six months ended June 30, 1998. The increase in income taxes resulted from the increase in the Company's profitability in 1999. The company's effective tax rate was assumed at 33%.

Recoverability of the deferred tax asset has been reviewed at June 30, 1999, and although certain subsidiaries generated taxable income in the period ending June 30, 1999, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by its principal stockholder. In April 1999, the company offered 3.30 million shares of its common stock for public subscription and in June 1999 another 0.23 million shares were offered from the over allotment option. The net proceeds received by the company from the sale of shares of common stock were approximately $12.87 million, net of expenses. As of June 30, 1999, the Company had $ 4.84 million of cash and cash equivalents and $7.91 million in long-term borrowings..

The Company believes that the existing cash and cash equivalents, will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next 6 months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

The Company had an operating cash flow surplus of $2.30 million for the six months ended June 30, 1999. This surplus was primarily due to decrease in deposits and increased sales. The Company had operating cash flow deficits of $3.77 million for the six months ended June 30, 1998. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $16.20 million at June 30, 1999 from $14.00 million at June 30, 1998. Accounts receivable at December 31, 1998 was $ 16.17 million. The average days sales outstanding was 98 days compared to 113 days for the period June 30, 1998 and 112 for December 31, 1998. The reduction in the collection days is the result of higher collection of receivables during the year.

Accrued taxes increased from $2.96 million at June 30, 1998 to approximately $4.53 million at June 30, 1999.

The Company utilized cash for investing activities of $1.00 million and $0.63 million for the six-months ended June 30, 1999 and June 30, 1998 respectively.

Cash provided by financing activities was approximately $3.44 million and $7.82 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Financing activities for the six months of 1998 primarily consisted of a private placement in February 1998 of approximately 1,294,500 shares of Common Stock, the net proceeds of which were $9.3 million. Financing activities for the six months ended June 30, 1999 primarily consisted of proceeds from public issue of $12.87 million, net of expenses, repayment of short-term borrowing of $7.62 million and repayment of $1.79 million loan to related party.


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

The Company's internal information system is a client/server environment and the Company believes its internal information system is Year 2000 compliant. The Company initiated a program and established a committee comprised of senior executive representatives from its subsidiaries in each of the Targeted Markets to assess the Year 2000 readiness of its products and operations including its non-information technology systems. All of the products currently being marketed by the Company have been assessed and the Company believes they are all Year 2000 compliant. The Company has also developed upgrades for its non-compliant rejuvenated and legacy products, which are no longer marketed by the Company. The upgrades developed for such products are being sold to existing customers that use those products. The Company's IGS Hotel (Version 2) and Hotel Master products are not, and will not be Year 2000 compliant. The users of these products have been informed that the products will not be Year 2000 compliant and the Company does not expect that such noncompliance will have a material adverse effect on its business or results of operations.

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

The Company has also begun formal communications with critical suppliers to determine the extent to which their failure to remedy their own Year 2000 compliance problems would materially affect the Company. Based on representations received from the Company's critical suppliers and testing results as of June 30, 1999, the Company believes that its business will not be materially adversely affected by any Year 2000 noncompliance of its critical suppliers. The Company has also developed contingency arrangements, which include identifying possible third party suppliers in the event any of its suppliers, including critical suppliers, are unable to provide the necessary products or services to the Company as a result of Year 2000 compliance problems not detected or corrected prior to their occurrence. No assurances can be given that alternative third-party suppliers will be successful in meeting the Company's requirements or, if met, that the terms of the arrangement will be as favorable as those of the Company's current suppliers, which could increase the Company's expenses and have a material adverse effect on the Company's business, operating results or financial condition.

The aggregate costs incurred by the Company as of June 30, 1999 in connection with Year 2000 compliance were approximately $772,000, of which approximately $123,000, $186,000, $126,000 and $40,000 were incurred in 1996, 1997, 1998 and for the six months ended June 30, 1999, respectively. Year 2000 related costs have been funded from the continuing operations of the Company. The Company estimates that it will incur an additional $40,000 in costs to complete its Year 2000 compliance efforts.


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

Interest Rate Sensitivity

The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the Company's credit facilities. Interest rates on the Company's credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in the

Company's interest expense. However, at June 30, 1999, an increase of 10% in Sterling LIBOR would not have a material adverse effect on the Company. The Company does not currently engage in hedging transactions designed to manage interest rate fluctuation risks.


PART II - OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

None

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 22, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form s-1, SEC File No. 333-58351, registering 3,300,000 shares of the Company's Common Stock and an additional 330,000 shares of the Company's Common Stock to cover the underwriter's over-allotment option (the "Shares"). The public offering of the Shares commenced on April on April 22, 1999, and the closing of the offering occurred on April 27, 1999. The Company issued 3,300,000 shares of its Common Stock in connection with the initial public offering. The Company then issued an additional 230,000 shares in connection with the exercise of the underwriter's over-allotment option on June 9, 1999. Consequently, in connection with the Company's public offering, the Company offered and sold a total of 3,530,000 shares of its Common Stock for an aggregate offering price of $17.65 million. The offering terminated with the exercise of the underwriter's over-allotment option on June 9, 1999.

The Company's public offering was underwritten by Cruttenden Roth Incorporated. Underwriting discounts and commissions were approximately $1.77 million.
Expenses for multiple road shows were approximately $350,000. Other expenses which included, but are not limited to, accounting fees, legal fees, printing costs, and direct expenses related to the offering of the Shares were approximately $2.66 million for a total expenses of the offering of approximately $4.78 million. Net proceeds from the public offering, after deducting the expenses of the offering, were $12.87 million.

The Company has used the net proceeds of the public offering to repay $7.62 million of the Company's borrowing under the Company's bank credit facilities and to repay $1.79 million of the Company's indebtedness to a an officer and director of the Company. The Company repaid indebtedness to improve the Company's balance sheet and reduce interest expense associated with the Company's debt. The remaining proceeds from the Company's public offering will be used for working capital and general corporate purposes.


Item 3:  DEFAULTS UPON SENIOR SECURITIES.

None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

None


Item 5:  OTHER INFORMATION

None


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

None

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     AREMISSOFT CORPORATION,
                                                     a Delaware Corporation


Date:   July 28, 1999
        _____________                   /s/ DR. LYCOURGOS KYPRIANOU
                                            ___________________________________
                                            Dr. Lycourgos Kyprianou
                                            Chairman & Chief Executive Officer



Date: July 28, 1999
      ________________
                                        /s/ ROYS POYIADJIS
                                            ___________________________________
                                            Roys Poyiadjis
                                            President & Chief Financial Officer