Form 10-Q
period 1999-09-30
AREMISSOFT CORP /DE/
filed 1999-10-21
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _______ to _______
                              Commission file number: 333-58351

                             AREMISSOFT CORPORATION

                    (Exact name of Registrant as specified in its charter)

    DELAWARE                             7372                    68-0413929
------------------------------- ---------------------------  -------------------
(STATE OR OTHER JURISDICTION OF (PRIMARY STANDARD INDUSTRIAL (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)   CLASSIFICATION CODE)        IDENTIFICATION NO)

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

Yes [ X ] No [ ]

The number of shares outstanding of the Registrant's Common Stock on October 20, 1999 was 15,130,051 shares.

                           AREMISSOFT CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements:
Consolidated Balance Sheets as at September 30, 1999 and December 31, 1998    3

Consolidated Statements of Operations the three months and nine months ended
  September 30, 1999 September 30, 1998                                       4

Consolidated Statements of Cash Flows for the nine months ended September
  30, 1999 and September 30,1998                                              5

Notes to Interim Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                        9

Item 3:   Quantitative and Qualitative disclosures about market risk         16

PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                    16

Item 2--Changes in Securities and Use of Proceeds                            16

Item 3--Defaults upon Senior Securities                                      16

Item 4--Submission of Matters to a Vote of Security Holders                  16

Item 5--Other Information                                                    16

Item 6--Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                   17

                       PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         September 30  December 31
                             ASSETS                                          1999        1998
                                                                         ---------------------------
                                                                                       (Note 1)

Current Assets
Cash and cash equivalents                                                $6,537          $149
Accounts receivable, less allowances for doubtful accounts
  of $ 639 at December 31, 1998 and September 30,1999                    17,746        16,166
Other receivables                                                         1,456           903
Inventory                                                                   711           787
Deposits paid on Services and Maintenance Contracts                         945         3,531
Prepaid Expenses and other assets                                         2,213         1,135
                                                                          -----         -----
Total Current Assets                                                     29,608        22,671
Loan receivable -related party                                            1,898         1,886
Property and equipment, net                                               1,855         1,774
Purchased and developed software, net of accumulated
  amortization of $6,075 and $ 6,257 at December 31, 1998
  and September 30, 1999 respectively                                     1,102         1,284
Intangible assets, net of accumulated amortization of $ 13,036
  and $ 13,300 at December 31, 1998 and September 30, 1999,                  73           337
  respectively                                                          -------         -----

Total  assets                                                            34,536        27,952
                                                                         ------        ------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                          2,862         3,669
Accrued payroll taxes                                                       524           586
Accrued value added taxes                                                   301         1,649
Accrued income taxes                                                      5,306         2,059
Current portion of capital lease obligations                                 35            55
Other accrued expenses                                                      475         2,946
Bank loans and short term demand facility                                     -        15,530
Deferred revenue                                                          4,793         6,693
                                                                          -----        -----
Total Current Liabilities                                                14,296        33,187
Long-term debt                                                            7,908             -
Loan and accrued interest payable -related party                              -         1,781
Capital lease obligations, less current portion                              67            93
                                                                         ------         -----

Total liabilities                                                        22,271        35,061
Stockholders' equity (deficit)
Series-A convertible preferred stock, par value $0.001;
authorized 2,100 shares;
  Liquidating preference at par value                                         -             -
Series-B convertible preferred stock, par value $0.001;
authorized 3,500 shares;
  no shares issued and outstanding, liquidating preference at par value
Common stock, par value $0.001; authorized 75,000 shares;
  10,000 shares and 13,530  issued and outstanding at December
31, 1998
  and September 30,1999 respectively                                         14            10
Additional paid-in-capital                                               39,971        27,107
Accumulated deficit                                                     (25,606)      (32,201)
Accumulated other comprehensive income (loss)                            (2,114)       (2,025)
                                                                        -------        -------
Total stockholders' equity (deficit)                                     12,265        (7,109)
                                                                         ------        -------

Total liabilities and stockholders' equity (deficit)                    $34,536       $27,952
                                                                        -------       -------

The accompanying notes are an integral part of these consolidated financial statements.


                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               For three months ended   For nine months ended
                                                   September 30            September 30
                                               1999         1998        1999       1998

Revenues
Software Licenses                              $11,071      $7,532      $25,321    $18,175
Maintenance and Services                         8,486       5,804       21,350     15,243
Hardware and other                                 721         532        3,461      2,852

Total revenues                                  20,278      13,868       50,132     36,270

Cost of revenues
Software Licenses                                1,373         735        3,150      1,855
Maintenance and Services                         2,732       1,379        6,778      3,776
Hardware and other                                 566         322        2,487      2,023
Amortization of purchased software and
capitalized software development cost               58          17          182         51

Total cost of revenues                           4,729       2,453       12,597      7,705

Gross Profit                                    15,549      11,415       37,535     28,565
Operating Expenses
Sales and marketing                              7,329       5,936       17,968     14,386
Research and development                         1,205       1,518        3,866      4,164
General and administrative                       1,773       1,269        4,457      3,348
Amortization of intangible assets                   88         100          264        241

Total operating expenses                        10,395       8,823       26,555     22,139

Profit from operations                           5,154       2,592       10,980      6,426
Other income (expense) :
Interest expense, net                              290         483        1,138      1,415

Income before income taxes                       4,864       2,109        9,842      5,011
Income tax expense                               1,605         822        3,247      1,953

Net income                                      $3,259      $1,287       $6,595     $3,058
Basic net income per share                        0.24        0.13         0.55       0.31

Diluted net income per share                      0.23        0.13         0.54       0.31

Basic weighted average shares                   13,530      10,000       12,038      9,762
outstanding

Diluted weighted average shares                 14,200      10,015       12,335      9,777
outstanding


The accompanying notes are an integral part of these consolidated financial statements.



                              AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                                                 For nine months
                                                                ended September 30
                                                               1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $6,595       $3,058
Adjustments to  reconcile  net income to net cash
  provided (used) in operating activities:
Depreciation                                                      979          432
Amortization and write-off of capitalized software and
Intangible assets                                                 446          292

Changes in assets and liabilities::
Accounts receivable                                           (1,580)      (8,906)
Other receivables                                               (553)      (2,027)
Inventory                                                          76          124
Deposits paid on services and maintenance contracts             2,586            -
Prepaid expenses and other assets                             (1,078)          353
Accounts Payable                                                (807)        4,033
Deferred revenue                                              (1,900)      (1,086)
Accrued taxes payable                                           1,837        (778)
Other accrued expenses                                        (2,491)      (2,127)
                                                              -------      -------

Net cash provided (used) in operating activities                4,110      (6,632)
                                                                -----      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (1,060)        (585)
Capitalized software development costs                              -         (38)
                                                                    -         ----

Net cash (used in) investing activities                       (1,060)        (623)
                                                              -------        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock                            12,868        9,302
Principal repayments of long-term borrowings                  (7,622)      (1,480)
Loan from related party                                       (1,793)            -
Principal payments of capital lease obligations                  (26)         (96)
Short-term demand facility                                          -            8
                                                            ---------    ---------

Net cash provided by financing activities                       3,427        7,734
                                                                -----        -----

Net increase in cash and cash equivalents                       6,477          479
Effect of foreign currency exchange rates on cash and
cash equivalents                                                 (89)        (262)
Cash and cash equivalents, at beginning of period                 149          239
                                                               ------        -----
Cash and cash equivalents, at end of period                    $6,537        $ 456
                                                               -------       -----

Supplemental disclosure:
Interest paid                                                  $1,138      $ 1,415



The accompanying notes are an integral part of these consolidated financial statements.

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                Three months ended       Nine months ended
                                                  September 30             September 30
                                                1999        1998         1999       1998
Basic:                                             In Thousands, except per share data

Net income                                      $3,259      $1,287       $6,595     $3,058
Average shares outstanding                      13,530      10,000       12,038      9,762
                                                ------      ------       ------      -----
Basic EPS                                       $ 0.24      $ 0.13       $ 0.55     $ 0.31
                                                ======      ======       ======     ======

Diluted:
Net income                                      $3,259      $1,287       $6,595     $3,058
8% Convertible debt interest                        10           -           30          -
                                                    --           -           --          -

Totals                                          $3,269      $1,287       $6,625     $3,058
                                                ======      ======       ======     ======

Average shares outstanding                      13,530      10,000       12,038      9,762
Net effect of dilutive stock options
and warrants based on the treasury
stock method                                       612          15          239         15
Assumed conversion of 8% convertible debt           58           -           58          -
                                                    --           -           --          -

Totals                                         $14,200     $10,015      $12,335     $9,777
                                               =======     =======      =======     ======
Diluted EPS                                     $ 0.23      $ 0.13       $ 0.54     $ 0.31
                                                ======      ======       ======     ======

4. COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

The Company adopted SFAS No. 130 during 1998. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments Comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                             Nine Months Ended           Three Months Ended
                                                September 30                September 30
                                            1999           1998          1999           1998
                                            ----           ----          ----           ----

Net income                                  $ 6,595        $3,058        $ 803          $ 156
Foreign currency translation adjustments        (89)         (202)         (24)           (29)
                                           --------       -------       ------          -----
Comprehensive income                        $ 6,506        $2,856        $779           $127



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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                  MANUFACTURING  HEALTHCARE  HOSPITALITY CONSTRUCTION  OTHER  TOTAL
Segmental analysis for the
nine months ended September
30, 1999

Revenue from external customers   16,461         13,842      13,199      3,715         2,915  50,132
Depreciation and amortization        280            294         284         64           503   1,425
Profit (loss) from operations      5,713          2,042       2,984        552          (311) 10,980
Total segment assets              15,089          8,237       8,381      1,547         1,282  34,536

Segmental analysis for the
nine months ended September
30, 1998

Revenue from external customers   10,717         11,760       9,469      3,028         1,296  36,270
Depreciation and amortization        142            165         135         33           249     724
Profit (loss) from operations      3,418          1,487       1,466        346          (291)  6,426
Total segment assets              13,762          7,281       6,431      1,380           669  29,523


The following table represents revenue by country based on country of customer domicile and long-lived assets by country on the location of the assets.

                             Revenues                    Long-Lived Assets
                  September 30,  September 30,    September 30,    September 30,
                       1999           1998             1999             1998
                  -----------   -------------     ------------     -------------
United Kingdom        28,581         23,684           1,833            1,937
Rest of Europe        11,646          7,772             605              517
United States          1,972          1,581             117               97
Asia                   1,872          1,238             463              783
Rest of World          6,061          1,995              12                0

                      50,132         36,270           3,030            3,334

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Interim Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding the Company's financial position, business strategy, and plans of management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed under "Risk Factors" in the Company's prospectus included in its registration statement on Form S-1, SEC File No. 333-58351, all of which are incorporated herein by reference. The Company's actual results and stockholder values may differ materially from those anticipated or expressed in these forward looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward looking statement. The Company undertakes no obligation to publicly update these forward looking statements, whether as a result of new information, future events or otherwise.

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

In the past five years, the Company has experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $52.6 million in 1998. During this period, the Company successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, the Company sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. The Company's software development and support facility in India provides the Company accesses to highly skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner. The Company markets its software products primarily through its own sales force and provides product support worldwide through 14 offices in seven countries. To date, the majority of the Company's revenues have been generated from customers located in the United Kingdom. Such customers comprised approximately 60% of total revenues for the year ended December 31, 1998 and approximately 57% for the nine months ended September 30, 1999. Customers using the Company's software products include Southampton Multifund (healthcare), Birmingham Multifund (healthcare), Telefon AB LM Ericsson (manufacturing), Nabisco Biscuit Co. (manufacturing), Forte Limited (hospitality) and London Electricity plc (construction).

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

RESULTS OF  OPERATIONS

Revenues

Total revenues increased 46.22% to $20.28 million for the three months ended September 30, 1999 from $13.87 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the total revenue increased 38.22% to $50.13 million from $ 36.27 million during the comparable period in 1998. This increase was due primarily to higher software license revenues as a result of an increase in the sale of higher margin licenses, associated maintenance and service contract revenues and hardware and other revenue.

Software license revenues increased 46.99% to $11.07 million for the three months ended September 30, 1999 from $7.53 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the software license revenue increased 39.32% to $25.32 million from $18.18 million during the comparable period in 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues increased to 54.60% from 54.31% for the three months ended September 30, 1999 and September 30, 1998. For the nine-months ended September 30, 1999, as a percentage of total revenue, license revenue increased to 50.51% from 50.11% during the comparable period in 1998.

Maintenance and service contract revenues increased 46.21% to $8.49 million for the three months ended September 30, 1999 from $5.80 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the maintenance and service revenue increased 40.06% to $21.35 million from $15.24 million during the comparable period in 1998. This is result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues remained the same at 41.85% for three months ended September 30, 1999 and 1998. For the nine-months ended September 30, 1999, as a percentage of total revenue, maintenance and service contract revenue increased to 42.59% from 42.03% during the comparable period in 1998.

Hardware and other revenues increased 35.53% to $0.72 million for the three months ended September 30, 1999 from $0.53 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the hardware and other revenue increased 21.35% to $3.46 million from $2.85 million during the comparable period in 1998. As a percentage of total revenues, hardware and other revenues decreased to 3.56% for the three months ended September 30, 1999 from 3.84% for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, as a percentage of total revenue, hardware and other revenues decreased to 6.90% from 7.86% during the comparable period in 1998 reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

Cost of revenues increased 92.78% to $4.73 million for the three months ended September 30, 1999 from $2.45 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the total cost of revenue increased 63.49% to $12.60 million from $ 7.71 million during the comparable period in 1998. As a percentage of total revenues, cost of revenues increased to 23.32% for the three months ended September 30, 1999 from 17.69% for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, as a percentage of total revenue, cost of revenue increased to 25.13% from 21.24% during the comparable period in 1998.

Software license cost increased 86.80% to $1.37 million for the three months ended September 30, 1999 from $0.74 million for the three months ended September 30, 1999. For the nine-months ended September 30, 1999, the software license cost increased 69.81% to $3.15 million from $1.86 million during the comparable period in 1998. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products. As a percentage of total revenues, license cost increased to 6.77% for the three months ended September 30, 1999 from 5.30% for the period ended September 30, 1998. For the nine-months ended September 30, 1999, as a percentage of total revenue, license cost increased to 6.28% from 5.11% during the comparable period in 1998.

Maintenance and service contract cost increased 98.11% to $2.73 million for the three months ended September 30, 1999 from $1.38 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the maintenance and service contract cost increased 79.50% to $6.78 million from $3.78 million during the comparable period in 1998, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract cost increased to 13.47% for the three months ended September 30, 1999 from 9.94% for 1998. For the nine months ended September 30, 1999, as a percentage of total revenue, maintenance and service contract cost increased to 13.52% from 10.41% during the comparable period in 1998.

Hardware and other cost increased 75.78% to $0.57 million for the three months ended September 30, 1999 from $0.32 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the hardware and other cost increased 22.94% to $2.49 million from $2.02 million during the comparable period in 1998. As a percentage of total revenues, hardware and other cost increased to 2.79% for the three months ended September 30, 1999 from 2.32% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, as a percentage of total revenue, hardware and other cost decreased to

4.96% from 5.58% during the comparable period in 1998, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Sales and Marketing

Sales and Marketing expense consist primarily of expenses related to sales and marketing, personnel, advertising, promotion, trade shows participation and public relations.

The Company's sales and marketing expenses increased 23.47% to $7.33 million for the three months ended September 30, 1999 from $5.94 million for the three months ended September 30, 1998. For the nine-months ended September 30, 1999, the sales and marketing cost increased 24.90% to $17.97 million from $14.39 million during the comparable period in 1998. This is primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses decreased to 36.14% for three months ended September 30, 1999, from 42.80% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, as a percentage of total revenue, sales and marketing cost decreased to 35.84% from 39.66% during the comparable period in 1998, primarily due to increased efficiencies in the Company's sales and marketing operations.

Research and Development

Research and development expenses decreased to 20.62% to $1.21 million for the three months ended September 30, 1999 from $1.52 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the research and development expense decreased to 7.16% to $3.87 million from $4.17 million during the comparable period in 1998. As a percentage of total revenues, research and development expenses decreased to 5.94% for the three months ended September 30, 1999 from 10.95% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, as a percentage of total revenue, research and development expenses decreased to 7.71% from 11.48% during the comparable period in 1998.

General and Administrative

General and administrative expenses increased 39.72% to $1.78 million for the three months ended September 30, 1999 from $1.27 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the general and administrative cost increased 33.12% to $4.46 million from $3.35 million during the comparable period in 1998. As a percentage of total revenues, general and administrative expenses decreased to 8.74% for the three months ended September 30, 1999 from 9.15% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, as a percentage of total revenue, general and administrative expenses decreased to 8.89% from 9.23% during the comparable period in 1998. This decrease reflects the effect of the Company's cost-cutting and cost control measures.

Net Interest Expense

Net interest expense reflects interest on the Company's credit facilities, as reduced by interest income on cash balances. Net interest expense decreased 39.96% to $0.29 million for the three months ended September 30, 1999 from $0.48 million for the three months ended September 30, 1998 . For the nine months ended September 30, 1999, the net interest expense decreased 19.58% to $1.14 million from $1.42 million during the comparable period in 1998. This decrease was due to the repayment of part of the company's debt facility.

Income Tax Provision

There is a provision for income taxes for the nine months ended September 30, 1999 of $3.25 million. There was a provision for income taxes for $1.95 million for the nine months ended September 30, 1998. The increase in income taxes resulted from the increase in the Company's profitability in 1999. The company's effective tax rate was assumed at 33%.

Recoverability of the deferred tax asset has been reviewed at September 30, 1999, and although certain subsidiaries generated taxable income in the period ending September 30, 1999, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by its principal stockholder. In April 1999, the company offered 3.30 million shares of its common stock for public subscription and in June 1999 another 0.23 million shares were offered from the over allotment option. The net proceeds received by the company from the sale of shares of common stock were approximately $12.87 million, net of expenses. As of September 30, 1999, the Company had $ 6.54 million of cash and cash equivalents and $7.91 million in long-term borrowings.

The Company believes that the existing cash and cash equivalents, will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next 3 months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

The Company had an operating cash flow surplus of $4.11 million for the nine months ended September 30, 1999. This surplus was primarily due to decrease in deposits and increased sales. The Company had operating cash flow deficits of $6.63 million for the nine months ended September 30, 1998. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable decreased to $17.75 million at September 30, 1999 from $18.89 million at September 30, 1998. Accounts receivable at December 31, 1998 was $ 16.17 million. The average days sales outstanding was 97 days compared to 142 days for the period September 30, 1998 and 112 for December 31, 1998. The reduction in the collection days is the result of higher collection of receivables during the year.

Accrued taxes increased from $4.11 million at September 30, 1998 to approximately $5.31 million at September 30, 1999. The Company utilized cash for investing activities of $1.10 million and $0.62 million for the nine-months ended September 30, 1999 and September 30, 1998 respectively.

Cash provided by financing activities was approximately $3.43 million and $7.73 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Financing activities for the nine months of 1998 primarily consisted of a private placement in February 1998 of approximately 1,294,500 shares of Common Stock, the net proceeds of which were $9.3 million. Financing activities for the nine months ended September 30, 1999 primarily consisted of proceeds from public issue of $12.87 million, net of expenses, repayment of short-term borrowing of $7.62 million and repayment of $1.79 million loan to related party.

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

The Company had formal communications with critical suppliers to determine the extent to which their failure to remedy their own Year 2000 compliance problems would materially affect the Company. Based on representations received from the Company's critical suppliers and testing results as of September 30, 1999, the Company believes that its business will not be materially adversely affected by any Year 2000 noncompliance of its critical suppliers. The Company has also developed contingency arrangements, which include identifying possible third party suppliers in the event any of its suppliers, including critical suppliers, are unable to provide the necessary products or services to the Company as a result of Year 2000 compliance problems not detected or corrected prior to their occurrence. No assurances can be given that alternative third-party suppliers will be successful in meeting the Company's requirements or, if met, that the terms of the arrangement will be as favorable as those of the Company's current suppliers, which could increase the Company's expenses and have a material adverse effect on the Company's business, operating results or financial condition.

The aggregate costs incurred by the Company as of September 30, 1999 in connection with Year 2000 compliance were approximately $772,000, of which approximately $123,000, $186,000, $126,000 and $60,000 were incurred in 1996,
1997, 1998 and for the nine months ended September 30, 1999, respectively. Year 2000 related costs have been funded from the continuing operations of the Company. The Company estimates that it will incur an additional $20,000 in costs to complete its Year 2000 compliance efforts.

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

Interest Rate Sensitivity

The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the Company's credit facilities. Interest rates on the Company's credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in the Company's interest expense. However, at September 30, 1999, an increase of 10% in Sterling LIBOR would not have a material adverse effect on the Company. The Company does not currently engage in hedging transactions designed to manage interest rate fluctuation risks.


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



                                            AREMISSOFT CORPORATION,
                                            a Delaware Corporation


Date: October 20, 1999                      /S/ DR. LYCOURGOS KYPRIANOU
                                            Dr. Lycourgos Kyprianou
                                            Chairman & Chief Executive Officer



Date: October 20, 1999                      /S/ MICHAEL TYMVIOS
                                            Michael Tymvios
                                            Senior Vice President - Finance
                                            Chief Financial Officer