Form 10-K
period 1999-12-31
AREMISSOFT CORP /DE/
filed 2000-03-31
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-25713
                         ------------------------------

                             AremisSoft Corporation
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      68-0413929
 ---------------------------------          -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                                Goldsworth House
                                   Denton Way
                             Woking, Surrey GU21 3LG
                                 United Kingdom
                    ----------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: 011-44-1483-885-000
    -------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
    -------------------------------------------------------------------------
                              (Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 2000, as reported on the Nasdaq National Market, was approximately $268,212,792. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of March 14, 2000, the Registrant had 15,201,595 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS


                                                                                                                       Page of
                                                                                                                       Report
                                     PART I

ITEM 1.           BUSINESS.........................................................................................         1

ITEM 2.           PROPERTIES.......................................................................................        22

ITEM 3.           LEGAL PROCEEDINGS................................................................................        22

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................        22

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS..............................................................................        23

ITEM 6.           SELECTED FINANCIAL DATA..........................................................................        25

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS........................................................................        27

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................        36

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................        36

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................        66

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................        67

ITEM 11.          EXECUTIVE COMPENSATION...........................................................................        70

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.......................................................................................        74

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................        74

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.........................................................................................        76

SIGNATURES        .................................................................................................        80


         The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filings, that may cause our or our industries actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not intend to update any of these forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

         As used in this report, the terms "we," "us," "our" and "AremisSoft" mean AremisSoft Corporation and its subsidiaries, unless otherwise indicated.

ITEM 1.       BUSINESS

Overview

         We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries. Our fully-integrated suite of Internet-enabled products allows our customers to manage and execute mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution which can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. To date, we have licensed our software applications to more than 6,000 customers in over twenty countries.

         Our software applications use our internally developed three-tiered, object oriented software architecture, which we call the Aremis architecture. This architecture enables us to develop software solutions rapidly and cost-effectively by taking advantage of the common requirements of customers in our target markets. In addition, we believe that, with 212 developers based in our facilities in India, we have established a cost-effective model for implementing, supporting and enhancing our software applications.

         In December 1999, we acquired e-nnovations.com, an Internet software solutions provider located in Bangalore, India. We believe this acquisition is a key strategic milestone in our development because it enables us to address the rapidly expanding market opportunities brought about by the Internet. For over two years, we have partnered with e-nnovations.com and have utilized their technological capabilities in several large projects. This acquisition enables us to continue to leverage the diverse technological capabilities of e-nnovations.com to address our customers' current and future e-business needs. We believe the e-nnovations.com acquisition will also assist us to develop an application service provider, or ASP, delivery method to best suit the evolving requirements of our expanding customer base.

Industry Background

         Enterprise-wide software applications are designed to help a business manage and execute its mission-critical operations. They provide an organization with a strategic resource that can be used to generate and disseminate mission-critical information, as well as enable it to respond rapidly to changing market environments and customer needs.

         Businesses are increasingly demanding flexible solutions that assist in the management and execution of mission-critical functions in a continually changing business environment. In the past, host-centric systems operating on mainframes or mid-range computers achieved broad market acceptance. Although these systems served the near-term needs of customers, they lacked the flexibility necessary to operate in the modern marketplace due to their inability to accommodate variations in business requirements and technology infrastructure. As a result, companies like Baan, Oracle, PeopleSoft and SAP developed more flexible enterprise-wide solutions targeted at Fortune 1000 companies. Although these solutions have undergone significant evolution since their introduction, they remain very expensive and require significant resources because they involve lengthy implementation cycles and substantial customization. Small to mid-sized organizations generally cannot afford and do not have the information technology resources to purchase, implement and support these large-scale enterprise-wide systems.

         According to Forrester Research, an independent market research firm, global packaged applications license revenues are estimated to grow from $14 billion in 1998 to over $41 billion by 2003. The international portion of this market is estimated to grow from $6 billion to over $20 billion, representing an annual compounded growth rate of approximately 27%. This growth can be attributed, in part, to a shift among organizations away from developing enterprise-wide software applications in-house to purchasing these applications from outside sources. This shift has been fueled by the growing complexity of new technology, the increasing failure rate of in-house software development projects, and the difficulty in hiring, training and retaining software professionals. By outsourcing their software needs, businesses can reduce their risk of in-house development failures and ensure quicker time to market with new and increased functionality.

         As a result, there is a substantial global market opportunity for enterprise-wide software applications which cater to mid-sized organizations and offer:

o         ease of integration,

o         faster implementation,

o         reduced risks associated with business and technological changes,

o         lower costs, and

o         industry-specific and customized functionality.

The AremisSoft Solution

         We focus on mid-sized organizations with limited information technology resources and a need for cost-effective, modularized software systems that can be scaled as the company grows. Our solutions provide the following benefits:

                  Industry-Specific Applications. We offer enterprise-wide software applications for mid-sized organizations specifically tailored to four vertical markets: manufacturing, healthcare, hospitality and construction. Through our industry focus and history of working closely with customers, we believe we have developed a high level of expertise in industry-specific, complex business processes which enables us to develop software applications to address our customers' specific needs.

                  Comprehensive Product Suite. Our comprehensive suite of products provides our customers with significant flexibility and a wide range of functions. We utilize a modular approach in configuring our solutions, drawing upon a broad array of modules that handle various business functions such as accounting, purchasing, manufacturing, customer service, and sales and marketing. As a result, our customers are able to incorporate their business processes into a single system and add new modules as their business needs increase.

                  Rapid Implementation and Integration Advantages. The modular design and object oriented nature of our products, combined with our vertical market focus and expertise, permits rapid product implementation. Our software applications are designed to address the specific needs of our customers so they need only purchase those applications with the functions they require. This limits the need for extensive customizing after installation and eliminates implementation and training time for unnecessary features. Our software products operate on numerous hardware platforms, are compatible with all major databases and can be integrated with a variety of Internet technologies.

                  Global Service and Support. We provide high quality global service and support, which we believe is a critical component of our solution. We offer dedicated product service and support by highly trained personnel locally and through our software development and support facilities in India. We believe our investment in worldwide customer support services and user groups improves communication and feedback, enhancing customer satisfaction and cultivating long-term relationships with our customers.

                  Ease of Migration. Although we encourage our customers to migrate to our newer products, we also support their use of legacy products. By providing support for legacy products, we protect our customers' investment in their existing systems and reduce the costs and business interruptions associated with mandatory system upgrades. We believe this is critical to customer satisfaction and improves our success in transitioning customers to our rejuvenated and new products.

The AremisSoft Strategy

         Our business objective is to attain a leadership position as a provider of enterprise-wide software applications in our target markets. As part of our business strategy, we intend to continue to:

                  Focus on Marketing to Mid-sized Organizations. We believe that the market for providing cost-effective, enterprise-wide software applications to mid-sized organizations is large and underserved. We believe our software products are well suited for this market because they are generally less expensive and have significantly shorter implementation periods than products marketed to larger businesses, which typically require implementation periods in excess of one year. We intend to continue to focus on the mid-sized market which is not easily penetrated by large software vendors who face difficulties in tailoring their applications to address the needs of smaller organizations.

                  Further Penetrate Targeted Markets. We believe there are significant opportunities to increase our presence and expand our customer base within the manufacturing, healthcare, hospitality and construction industries. We intend to leverage the expertise we have developed in each of these industries to further penetrate these markets and to take advantage of the common functionality across these industries by utilizing our Aremis architecture.

                  Increase Efficiencies by Using Our Software Development Facilities in India. We believe our software development and support facilities in India provide us with a significant competitive advantage in product development, implementation, product rejuvenation and administrative functions. Our team in India is responsible for research and development and shares responsibilities for design and specification with our technical personnel in the United Kingdom. We also utilize the satellite link that we established between our operations in India and each of our other offices to increase operating efficiency and enhance communications throughout our operations. We intend to increase the use of our operations in India to reduce costs in other areas of our business including administrative functions.

                  Provide  Internet-Enabled  Software  Solutions.   Through  our
         recent acquisition of e-nnovations.com, we have enhanced our ability to provide fully integrated Internet-enabled software solutions. We anticipate releasing future versions of our software which have enhanced Internet capabilities, including the delivery of our applications directly to our customers over the Internet.

                  Expand on our Technological Expertise. We believe that our three-tiered object oriented architecture enables us to respond to and rapidly incorporate new technologies. We intend to continue to invest in the development of new technologies and products to address evolving customer requirements. In addition, our technology strategy is focused on transitioning customers from legacy products to products utilizing our Aremis architecture.

                  Expand Sales, Marketing, Support and Service. We believe there are significant opportunities to expand our market position in our existing markets by further developing our sales, marketing and support infrastructure. We sell and support our software products directly in Argentina, Bulgaria, Germany, India, Ireland, Mexico, the United Kingdom and the United States and indirectly in 14 additional countries through value added resellers. We plan to continue to invest significantly in expanding our sales, marketing, support and services in these and other geographic regions.

Acquisition Strategy

         We believe we have developed a successful and proven acquisition model, from pre-acquisition due diligence to post-acquisition integration. We believe our model enables us to integrate acquired products and customers and, over time, rejuvenate those products and transition those customers to our new applications. A significant aspect of our growth strategy is, and will continue to be, the acquisition of complementary businesses to achieve market presence and increase our customer base. From January 1993 to March 1996, we acquired eleven businesses, and in December 1999, we acquired e-nnovations.com.

         Our acquisition strategy focuses on the corporate, financial and operational characteristics of a potential business to be acquired. We extensively consider a potential acquisition's customer base, products and applications, application environment and operating platform to assess the potential for rejuvenation utilizing our Aremis architecture.

         After we have acquired a business, it is integrated into our operations. The first step in the integration process is to establish a satellite link between it and our software development and support facilities in India. A team within our India facilities immediately assumes responsibility for product development, finance and administration. As a result, we are able to reduce staff in the development and administrative functions of the acquired business.

         The next step in the process is to begin rejuvenating the acquired products and transitioning them to our Aremis architecture. At this point, we offer customers of the acquired business three choices, to transition to one of our products, to upgrade to a rejuvenated legacy product or to continue to utilize the existing legacy product. We are sensitive to the customer's investment in legacy systems and do not require them to transition to the rejuvenated products, rather, we continue to support the acquired businesses' legacy products until all customers are transitioned to one of our rejuvenated or new products. Because the transition process is gradual and, to a large extent, controlled by the customer, disruption to the customer's operations is minimized.

The Aremis Architecture

         We believe that our Aremis architecture enables us to produce high quality, scalable enterprise-wide software applications with substantially reduced development, implementation and maintenance costs. The foundation of our Aremis architecture is a three-tiered, object-oriented model.

         The three tiers of our Aremis architecture consist of presentation, logic and database. The presentation tier is the interface between the user and the system which, in the Aremis architecture, is a graphical user interface, or GUI. The logic tier comprises the applications within each product that interact with the database tier. The database tier stores mission-critical enterprise-wide data. A primary advantage of this three-tier structure is that it allows software programmers to make changes and enhancements to any one tier, without needing to modify others.

         We believe that our Aremis architecture's object orientation provides us with a significant competitive advantage. We have devoted significant resources to developing an extensive proprietary software library of well-defined, reusable business objects which link business rules and policies to our applications. This object orientation enables our developers to easily create additional modules or to rapidly adapt existing software to changing business conditions or requirements. It also facilitates the re-use of functional applications which are similar across our products and our markets. We believe that approximately 70% of the objects used within the Aremis architecture are common across the markets we target. This means that the same objects can be used in applications across various industries without substantial modification.

         The object orientation of our Aremis architecture also helps to minimize training costs since our software developers, who are already trained in the development methods and language, can be assigned to various vertical markets with little or no additional training. In a similar manner, we can add modules to a customer's Aremis system with minimal additional cost and training.

         Our Aremis architecture encompasses most industry standard database technologies including:

o         Oracle                             o         SQL Server
o         Informix                           o         Sybase

This provides our customers with the flexibility to utilize our high quality data warehouse and data mining applications. Our Aremis architecture is also based on open, client/server computing technology. This open environment provides compatibility with other software applications, even among multiple revision levels of the same or different products. Components of the Aremis architecture have been implemented on numerous hardware platforms and operating systems, including:

o        Windows NT                        o   Novell
o        Windows 95                        o   Multitasking DOS environments
o        UNIX

Our Products

         We provide customized enterprise-wide software applications for mid-sized organizations in four principal vertical markets. For each of the last three years, revenues in each of these markets, as a percentage of our total revenues, were as follows:


                                                         1997         1998          1999
                                                         ----         ----          ----
Manufacturing...............................              22%          32%           35%
Healthcare..................................              45%          30%           27%
Hospitality.................................              24%          26%           26%
Construction................................               8%           8%            7%
Other.......................................               1%           4%            5%
                                                         ----         ----          ----
                       Total................             100%         100%          100%
                                                         ====         ====          ====



         As a result of the acquisitions we completed from January 1993 to March 1996, our customer base is in various stages of transition to products utilizing our Aremis architecture. Each of our legacy products was originally acquired as part of an acquisition and subsequently rejuvenated. In the rejuvenation process, a legacy product is enhanced by incorporating the then current features of the Aremis architecture appropriate for that product. New customers in each of our target markets are sold rejuvenated products and updated versions of products, while existing customers of the acquired businesses are encouraged to transition to the rejuvenated product line at their own pace. As a result, the products we sell and support consist of:

o         legacy products of acquired businesses that have not been rejuvenated,

o legacy products of acquired businesses that have been rejuvenated and incorporate features of our Aremis architecture, and

o new products that incorporate all or a substantial portion of the features of our Aremis architecture.

         We currently sell and support products in each of the following vertical markets: manufacturing, healthcare, hospitality and construction.

     Manufacturing Products


[graphic omitted]

         Aremis Enterprise is a fully-integrated enterprise-wide management and control system which provides full enterprise resource planning capabilities and broad functionality and is compatible with larger enterprise resource planning systems. Aremis Enterprise consists of nine main application modules and incorporates features of our Aremis architecture.

         MTMS, which operates on UNIX or Windows platforms, is compatible with larger enterprise resource planning systems. MTMS was acquired in connection with our acquisition of BEC Group Limited and was subsequently rejuvenated. The rejuvenated version of MTMS contains the same application modules and programs as Aremis Enterprise but does not incorporate all features of our Aremis architecture.

         License fees for the Aremis Enterprise and MTMS products range from approximately $50,000 to $500,000 depending upon the size of a customer and number of application modules utilized.

         The following table describes the main application modules and the primary customer benefits of Aremis Enterprise and the rejuvenated MTMS products:

   Application Modules                             Primary Customer Benefits
---------------------------------             ----------------------------------

Manufacturing  Data Management                 o   Enables the creation of,
                                                   and access to, parts details
                                                   bills   of material, process
                                                   routes and any other
                                                   resources  fundamental to the
                                                   control of the manufacturing
                                                   process
Production Planning                            o   Assists in the  control of
                                                   daily targets with inventory
                                                   and  labor entries
Production Control                             o   Facilitates ordering and
                                                   controlling work in progress
Inventory and Stores                           o   Defines and controls
                                                   inventory requirements,
                                                   records unplanned  inventory
                                                   movements,  tracks  inventory
                                                   in all  stages of the
                                                   manufacturing process and
                                                   generates product forecasts
Purchasing                                     o   Integrates  purchase orders,
                                                   material requirements
                                                   planning, quality control and
                                                   purchase invoice validation
Sales                                          o   Provides several methods of
                                                   entering purchase orders
System Software                                o   Provides  the framework  upon
                                                   which the MTMS customer
                                                   implementation  is built  and
                                                   maintained;  includes modules
                                                   to    parameterize     system
                                                   functions,  set  defaults and
                                                   provide  options for creating
                                                   and maintaining  basic system
                                                   data
Quality Control                                o   Enables management of quality
                                                   control of raw  materials and
                                                   finished products
Environment                                    o   Contains  the control
                                                   mechanism to support a range
                                                   of database  facilities

     Healthcare Products

[graphic omitted]

         Global Clinical System for Windows, commonly referred to as GCS for Windows, is a navigation system for managing the medical and administrative tasks that are routinely encountered by physicians, physician groups and community hospitals. It utilizes many features of our Aremis architecture, incorporating object-oriented and touch screen technologies. GCS for Windows consists of nine main application modules.

         AMSyS is a DOS-based clinical system we acquired in connection with our acquisition of Advanced Medical Systems Limited that we subsequently rejuvenated. The rejuvenated version of AMSyS incorporates primarily the same application modules as GCS for Windows but in a non-Windows format and operates alone or in a PC/local area network environment.

         Genisyst is a product we acquired in connection with our acquisition of Genisyst Limited. The rejuvenated version of Genisyst incorporates functionality similar to GCS for Windows and provides a nondisruptive transition for customers to GCS for Windows.

         License fees for our GCS products range from approximately $20,000 for single users to $150,000 for multiple user systems, depending upon the number of application modules utilized. License fees for our other rejuvenated products vary depending on the product but are generally lower than GCS license fees.

         The following table describes the main application modules and their primary customer benefit of GCS for Windows:

    Application Modules                          Primary Customer Benefits
----------------------------             ---------------------------------------
Administration Manager                   o   Contains all basic patient record
                                             information  including  name,  age,
                                             gender and address
Consultation                                 Manager o  Delivers  an  electronic
                                             patient  record to the  clinician's
                                             desktop,  providing  the user  with
                                             the significant  medical history of
                                             the patient,  consultation history,
                                             test results and tests due
Prescription Manager                     o   Provides  access to the user's 40
                                             most commonly prescribed  drugs, as
                                             well as information on generic
                                             types, preferred drugs, packaging
                                             and costs
Appointment Manager                      o   Creates  an  appointment
                                             calendar  for  multiple  physicians
                                             across various specialties,  tracks
                                             patient visits,  prints details and
                                             produces  statistical  reports  for
                                             physicians
Reporting                                o   Generates  reports  specific to a
                                             practice or health authority, based
                                             on a number  of  factors  including
                                             age, gender and patient profile
Training                                 o   Provides  state-of-the-art training
                                             techniques from the user's screen
                                             Communications o Enables a facility
                                             to link its system to the NHS
                                             intranet,  the local hospital and
                                             the health authority
Word Processing                          o   Allows users to  incorporate  data
                                             from other modules into letters and
                                             referrals
Dispensing                               o   Facilitates the issuance of drugs
                                              and prescriptions

     Hospitality Products

    [graphic omitted]


         Aremis 4.0 Property  Management System,  commonly referred to as Aremis
4.0 PMS, is a comprehensive client/server hotel property management system that can be dynamically configured to match a customer's business model. Aremis 4.0 PMS consists of eight main application modules that offer a wide range of functions for both the front and back office operations in a hotel and incorporates features of our Aremis architecture. Aremis 4.0 PMS is scalable to accommodate hotels with more than 500 rooms.

         IGS Hotel is a product we acquired in connection with our acquisition of IGS Leisure Technology Limited. IGS Hotel operates in a DOS format and offers a wide range of functions for both the front and back office operations in a hotel. The rejuvenated version of IGS Hotel contains primarily the same application modules as Aremis 4.0 PMS but does not incorporate all features of our Aremis architecture.

          License fees for IGS Hotel and Aremis 4.0 PMS range from approximately $11,000 to $1.0 million, depending on the size of a customer and number of application modules utilized.

          The following table describes the main application modules and the primary customer benefits of Aremis 4.0 PMS and the rejuvenated version of IGS
Hotel:

    Application Modules                           Primary Customer Benefits
---------------------------                   ----------------------------------

Front Office                                  o    Assists hotels in managing
                                                   its front office operations
                                                   from reservations through
                                                   check out
Central Reservations                          o    Provides hotel chains with a
                                                   central reservations facility
                                                   for each hotel within the
                                                   chain
Data Warehousing                              o    Provides a central
                                                   information database for
                                                   hotel chains and an executive
                                                   information system for
                                                   management
History & Marketing                           o    Provides  hotels with key
                                                   profile information on guests
                                                   and prospects
Conferencing & Banqueting                     o    Assists hotels in  organizing
                                                   events  and facilitates  the
                                                   reservation process,
                                                   consolidating billing
                                                   statements and maintaining
                                                   detailed information on
                                                   guests and events
Point of Sale (Restaurant &  Bar)             o    Provides automatic and direct
                                                   settlement of restaurant and
                                                   bar charges onto the
                                                   appropriate  account;
                                                   advanced  inventory module
                                                   also controls all aspects of
                                                   the catering process

    Application Modules                           Primary Customer Benefits
---------------------------                   ----------------------------------

Interfaces                                    o    Offers   interfaces  to  a
                                                   number  of  high  quality
                                                   third-party  hardware   and
                                                   software  systems including
                                                   room access control systems,
                                                   telephone systems, television
                                                   systems, mini-bar systems and
                                                   in-room fax facilities
AccountMaster                                 o    Provides  hotels with a
                                                   comprehensive range of
                                                   management accounting and
                                                   reporting software designed
                                                   specifically for the
                                                   hospitality industry


     Construction Products

[graphic omitted]




         ViXEN Windows is a fully-integrated Windows-based management and control system designed specifically for contracting companies across a variety of industries. It consists of 13 main application modules and incorporates many features of our Aremis architecture.

         ViXEN Plus & ODBC operates on a UNIX platform. The product was acquired in connection with our acquisition of Briter Computer Systems Limited and was subsequently rejuvenated. ViXEN Plus & ODBC operates in a multi-user environment and contains the same application modules as ViXEN Windows but does not incorporate all features of our Aremis architecture.

         License fees for a ViXEN contracting system range from approximately $80,000 to $500,000 depending on the size of a customer and number of application modules utilized.

         The following table describes the main application modules and the primary customer benefits of ViXEN Windows and ViXEN Plus:

     Application Modules                           Primary Customer Benefits
---------------------------                   ----------------------------------

Services and  Maintenance                  o   Controls various tasks related to
                                               servicing     and     maintaining
                                               equipment     and     facilities,
                                               allowing   users  to  record  and
                                               manage numerous  customer address
                                               and plant equipment parameters
Job Costing                                o   Records and  analyzes  costs of
                                               each job;  serves as the hub of
                                               the   ViXEN contracting system
Purchase Orders                            o   Produces printed orders,
                                               calculates  prices and  discounts
                                               automatically   and  records  the
                                               value of  outstanding  orders  as
                                               part of work in progress
Estimating                                 o   Calculates  a quote  based  on
                                               changes in labor rates, overhead,
                                               task      factors,       wastage,
                                               allowances,     increased    cost
                                               percentages  and  desired  profit
                                               margin and  performs  sensitivity
                                               analysis

    Application Modules                           Primary Customer Benefits
----------------------------------            ----------------------------------

Inventory Control                          o   Maintains  control  of
                                               inventory  changes  by  providing
                                               detailed information on inventory
                                               levels,    goods   ordered   from
                                               suppliers    and   incoming   and
                                               outgoing transactions
Price                                          File Database o Provides  instant
                                               access  to   current   prices  on
                                               frequently  used  products  for a
                                               variety  of  purposes,  including
                                               estimating,  material
                                               requisitions,   purchase  orders,
                                               inventory control and small works
                                               invoicing
Client Reconciliation                      o   Assists  in the recording,
                                               reconciling  and accounting for
                                               interim applications,  client
                                               certificates, deferred
                                               value-added  taxes and  discounts
                                               and retentions on contracts
Subcontractor Reconciliation               o   Provides  the  same
                                               functionality  for subcontractors
                                               as  Client Reconciliation
                                               provides for contractors
Sales Ledger                               o   Automatically  posts  invoices
                                               through the Job Costing  module
                                               and performs sales analyses
Purchase Ledger                            o   Logs invoices,  validate
                                               input   data,   specify   payment
                                               options, makes automatic payments
                                               and produces invoices and checks
Nominal Ledger                             o   Provides extensive  reporting
                                               modules in a variety of formats
                                               based on a user-defined structure
Payroll                                    o   Processes  the  wage  and  salary
                                               payments  of  various  types  of
                                               employees
System Management                          o   Embraces a range of  necessary
                                               features, integrating other ViXEN
                                               modules in a UNIX environment

Customers

         We primarily focus on mid-sized organizations within the manufacturing, healthcare, hospitality and construction industries worldwide. As of March 14, 2000, we had licensed software products to over 6,000 customers in over twenty countries. No one customer accounted for more than 10% of our total revenues in 1999. The following is a representative list of companies in our targeted markets:


       Manufacturing                    Healthcare                     Hospitality                   Construction
   ---------------------------     -----------------------     --------------------------   ----------------------------

         ABB Kent Joy                BHB Hospital Trust              Bass (Toby Inns)              CWS Engineering
                                                                                                      Services

        Alcan Aluminum              Birmingham Multifund                 Cliveden             East Midlands Electricity

      British Aerospace              Blackburn National               Forte Limited              London Electricity
                                        Health Trust

      Fernz Corporation               Dudley Multifund               Friendly Hotels            Midlands Electricity

     Nabisco Biscuit Co.              Durham Multifund                Jarvis Hotels                NG Bailey & Co.

       Rotork Controls               Kingston & Richmond            Jurys Hotel Group            Norweb Contracting

     Spartan Electronics             Lambeth & Lewisham           Millennium & Copthorne                ROMEC
                                                                          Hotels

    Telefon AB LM Ericsson          Potteries Healthcare            Regal Hotel Group             Southern Electric

        Tomkins Group               South Wales GP Group              Thistle Hotels          Southwestern Electricity

   Watts Industries Europe          Southampton Multifund         Whitbread (Travel Inn)        Yorkshire Electricity


Sales and Marketing

         We market our products primarily through a direct sales force organized around our target markets which enables us to address the specialized needs of our customers in each of these markets. In the manufacturing and hospitality industries, we also rely, to a limited extent, on value added resellers to sell our products.

         We have adopted a tailored sales and marketing strategy to develop demand for our products by creating visibility for us and awareness of our products. This strategy includes advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, we have developed corporate sales and marketing materials as well as general financial and technical materials that we distribute to each of our subsidiaries for inclusion in their sales materials as well as make available on our web site, thereby promoting a consistent portrayal of our image and products.

         The sales cycles for our products vary across each target market typically ranging from one to 12 months. The average sales cycle for our manufacturing products is three to nine months, healthcare is one to three months, hospitality is three to six months, and construction is six to 12 months. The sales cycle depends on many factors, including the size of customer's organization, the number of individuals involved in the purchasing decision, whether a potential customer has retained a consultant to assist in a purchasing decision, the status of a customer's implementation of a hardware system and the degree of implementation, consulting and training required.

Product Development

         Since our inception, we have made substantial investments in research and development. We are continually designing and developing new generations of software applications to provide improved performance and enhanced functions utilizing the most recent proven technology.

         We maintain research and development centers in both the United Kingdom and India. Our operation in the United Kingdom concentrates primarily on new product design and prototyping using our Aremis architecture. Our software engineering research division also evaluates and develops new technologies and methodologies for the future benefit of our broad range of products. These include hand held, imaging, Internet/intranet, voice activation, touchscreen and multimedia technologies. Coding, integration and testing are performed at our software development and support facilities in India, where employees are divided into teams for each target market. Our teams in India also focus on incorporating enhancements and error corrections to existing products.

         Use of the software development and support facilities in India provides us with access to highly skilled software engineers. In contrast, the available pool of appropriately skilled software professionals in Europe and the United States is limited. In addition, the cost of recruiting and training software developers in C++ and Java is substantially greater in Europe and North America. We believe our facilities in India provide us with a significant advantage over our competitors in Western Europe and the United States, even with the additional communications and management overhead associated with remote development.

Customer Service and Support

         We provide service and support to our customers to promote rapid and efficient implementation. Our service and support offerings include:

         Installations and Training. Installations are planned and overseen by specialized project managers in accordance with customer requirements and pre-installation consultation is provided when necessary. We offer a fully-integrated training program to support customer implementation of our products to help ensure successful installations.

         Customer Support. In addition to local support provided on a daily basis, we provide a high level of customer support through our software development and support facilities in India. Support and product information are also provided through our web page. In addition, through user groups in the United Kingdom and North America, we seek feedback to enhance the support and development of our products as well as our brand.

         Business Review Services. We provide a business review service to ensure that our customer organizations recognize and respond to market trends. These reviews assess the factors influencing the performance of a customer's business with respect to the management of required information services. As part of the service, we produce a comprehensive report containing recommendations for improvement and the related costs and benefits.

Proprietary Rights and Licensing

         Our success is dependent upon our proprietary technology and other intellectual property. We have submitted an application for federal registration of the AremisSoft tradename, trademark and logo with the United States Patent and Trademark Office. We have not registered any copyrights nor have we received or applied for any patents for our products, technology or other intellectual property. We rely primarily on the protection provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our software. We also enter into confidentiality agreements with some employees, distributors and customers and limit access to and distribution of the source codes for our products and other proprietary technology.

         We enter into license arrangements that provide for the nonexclusive license of our software. These license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties. These licenses generally are perpetual, but subject to termination for breach or on notice, and contain confidentiality and nondisclosure provisions, a limited warranty covering the software, and indemnification for the customer from any infringement action related to the software.

Competition

         The enterprise-wide software applications market, including the market for client/server-based systems, is intensely competitive and rapidly changing. The competition that we encounter varies across and within each vertical market depending upon, among other things, the customer's size and specific system requirements. There are many factors that affect competition in the software applications market, including a vendor's responsiveness to customer needs and the quality of customer support as well as a product's architecture, functionality, speed of implementation, ease of integration, performance, features, reliability, breadth of distribution and price. Although some factors are applicable to each vertical market, others are unique to specific markets or take on greater relative importance.

         In the manufacturing industry, the principal factors include the ease of implementation of a product and its functions, customer service, training and price. Our main competitors in the manufacturing industry include:

o         Epicor                           o         QAD
o         Fourth Shift                     o         Symix
o         Glovia

         In the healthcare industry in the United Kingdom, the principal factors affecting competition are the ability to produce applications to market in relatively short periods of time, compliance with the requirements of primary care groups, compliance with the National Health Service specifications, access to reliable software support, system implementation and maintenance costs. Our main competitors in the healthcare industry include:

o        EMIS                            o         Microtest Europe
o        Exeter Systems                  o         PCTI Solutions
o        GPASS                           o         Seetec
o        In Practice                     o         Torex
o        Medical Care Systems

         In the hospitality industry, the principal factors include the functionality of the product, the ease of implementation, the return on the customer's investment, customer service, training and price. Our main competitors in the hospitality industry in the United Kingdom and Europe are Innsite and MICROS Systems.

         In the construction industry, the principal factors include the ability to collect marketing data, produce accurate invoicing, profit control and purchasing information, as well as price. Our main competitors in the construction industry are:


o         Database                        o         FCG Computer Systems
o         Estimation                      o         Misys

Healthcare Regulations

         The healthcare industry in the United Kingdom is regulated by the National Health Service, commonly referred to as the NHS, a government agency. Health authorities ensure that the healthcare services provided meet the needs of residents in their designated areas.

         Our healthcare products sold in the United Kingdom are regulated by the NHS through an accreditation process. The requirements for accreditation ensure that computer systems provide consistent core functions and conform to NHS standards.

         A new Information Management and Technology Strategy is expected to be published by the NHS. The strategy will set the information technology standards for the future including specifications for primary care groups. The purpose of the strategy is to ensure that all primary care groups have in place an auditable clinical system with the ability to provide management information. Primary care groups are groups of physicians who combine practices to manage a budget for staff, provide hospital referrals, drug costs, community nursing services and management costs. The NHS recently recommended that major investments in information technology systems to support primary care groups should not be made before the strategy is published. As a result, we anticipate that we will continue to experience delays in customer purchases of our healthcare products pending such publication.

         The strategy is expected to be the basis for drafting an updated requirements for accreditation. In the future, the NHS is expected to only reimburse primary care groups for purchases of information technology systems that meet its accreditation criteria.

         Employees

         As of December 31, 1999, we had 535 full-time employees. Of these employees, 241 are based in our offices in the United Kingdom, 115 are based in our software development and support facility in New Delhi, India and 97 employees are based in our software and development facility in Bangalore, India. The remaining 82 employees are in various facilities in other locations.

None of our employees is represented by any collective bargaining agreements and we have never experienced a work stoppage. We consider our relationship with our employees to be good and we have not experienced any interruptions of operations due to labor disagreements.

     All of our employees in India are full-time employees. We do not employ contractors or fixed term temporary personnel in India. In order to retain key personnel, we operate a number of incentive programs, including subsidized housing, car allowances, and overseas allowances and bonuses for employees working on special projects. Currently, we utilize a three-shift system at our facilities in India, thereby allowing us to ensure key projects are delivered on time and to specification and facilitating customer access to our software staff.


Risk Factors

     In addition to other information in this report, the following risk factors should be considered in evaluating our business and us.

  We have a history of losses and we could suffer losses in the future.

     Until the second half of 1997, we incurred substantial losses. Our losses were $1.6 million for 1997 and $15.3 million for 1996. As of December 31, 1999, we had an accumulated deficit of $18.9 million. Although we have operated profitability since the third quarter of 1997, we cannot assure you that we will sustain profitability on a quarterly or annual basis in the future. We expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to continue to sustain profitability given our planned expenditure levels, we will need to generate and sustain increased revenues.


   Our quarterly operating results may fluctuate causing volatility, or decline in the market price of our common stock.

     Our revenues, gross margins and other operating results have fluctuated significantly in the past and may vary significantly from quarter to quarter. These fluctuations may be due to a number of factors, many of which are beyond our control. These factors include (i) the relatively long sales cycles for our products, (ii) the size and timing of our licensing transactions, (iii) the timing of release, proper operation and market acceptance of our rejuvenated products, product enhancements or new products, (iv) changes in the budget cycles of our customers, (v) seasonality of our customers' technology purchases, and (vi) foreign currency exchange rates.

     The timing of our revenue recognition can be affected by many factors, including the timing of a contract's execution and delivery, a customer's acceptance and our post-delivery obligations with respect to the installation and implementation of our products. As a result, the time between contract execution and the satisfaction of the criteria necessary for revenue recognition can be lengthy and unpredictable and, consequently, may affect our revenues. As a result, it is possible that in some future quarters our results of operations may fall below the expectations of some securities analysts and investors. In that event, the trading price of our stock may likely be materially and adversely affected.

  We may acquire other companies' products, technologies or businesses that could be difficult to integrate, disrupt our business and dilute stockholder value.

         As part of our strategy, we expect to continue to pursue acquisitions of other businesses, products and technologies. In connection with an acquisition, we may pay cash, issue stock or incur debt. Our stockholders will be diluted if we finance acquisitions by incurring convertible debt or issuing equity securities. In addition, we may be required to incur expenses related to goodwill and other intangible asset amortization.

         Acquisitions of companies and businesses also involve numerous other risks, including (i) difficulties in the assimilation of the operations, technologies, (ii) products and personnel of the acquired business, (iii) diversion of our management's attention from other business concerns, (iv) risks of entering markets in which we have no or limited direct experience, and (v) the potential loss of key employees of the acquired business.

         From 1993 through 1996, we acquired eleven companies with aggregate annual revenues in the last fiscal year prior to acquisition of approximately $24.2 million and we recently acquired e-nnovations.com which had revenues of approximately $3.1 million in 1999. Our acquisition strategy is focused on acquisitions that are potentially larger in scope and size than any of our previous acquisitions and we cannot assure you that we will successfully integrate an acquisition of this size into our operations. Although we currently have no agreement, understanding or arrangement with respect to any future acquisitions, we continually evaluate acquisition opportunities. Any future acquisition may also disrupt our ongoing business, divert the attention of our management and employees from day to day operations and increase our operating expenses.

     Failure to manage our growth may seriously harm our ability to deliver products in a timely manner, fulfill existing customer commitments and attract and retain new customers.

         We have grown rapidly in the last five years, with total revenues increasing from $21.4 million in 1995 to $73.4 million in 1999. Our growth has placed a significant strain on our management, operations and financial resources. Our recent expansion has resulted in substantial growth in the number of our employees, the scope of our operating and financial reporting systems and the geographic area of our operations. This growth has placed, and will continue to place, a significant strain on our managerial, operational and financial resources. Accordingly, our future operating results will depend on our ability to continue to implement and improve our operational and customer support systems and to expand, train and manage our employee base. We cannot assure you that we will be able to manage our expansion successfully, and our inability to do so may seriously harm our ability to deliver products in a timely manner, fulfill existing customer commitments and attract and retain new customers.

     We must successfully develop new products and keep pace with rapid technological change to remain competitive.

         The market for our  products is  characterized  by rapid  technological changes, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We cannot assure you that we will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others. We can also not assure you that our new or enhanced products will achieve market acceptance. Our customers utilize a wide variety of hardware, software, database and networking platforms. As a result, we must continue to support and maintain our products on a variety of these platforms. In particular, we must continue to anticipate and respond adequately to advances in other software and desktop computer operating systems like Microsoft Windows.

     We may not succeed in penetrating the e-business and application service provider markets.

         We may not have the resources, skills and product offerings that will be required to successfully penetrate the e-business and application service provider markets. To succeed in these markets, we must continue to (i) develop expertise in marketing and selling Internet-based applications and services,
(ii) develop and cultivate new sales channels to market our applications to prospective customers, and (iii) hire, train and integrate new technical and sales personnel.

         The e-business and application service provider markets that we may attempt to penetrate may not become substantial commercial markets for our applications or may not evolve in a manner that will enable our applications to achieve broad market acceptance.

     Undetected errors may increase our costs and impair the market acceptance of our products and technology.

         Our products and technology have occasionally contained, and may in the future contain, undetected errors when first introduced or when new versions are released. Our customers integrate our products and technology into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products or technology have been incorporated, it may be difficult to identify their cause. Regardless of the source of these errors, we must divert the attention of our engineering personnel from our research and development efforts to address the errors. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product errors or experience delays as a result of these errors In the future. Any insurance policies that we have may not provide sufficient protection should a claim be asserted. Moreover, the occurrence of errors, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technology.

     We may be subject to product liability claims from product defects, which may harm our operating results.

         If our products malfunction or suffer from design defects, we may also be subject to product liability claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to liabilities arising from product liability claims. We also maintain errors and omissions liability insurance in the amount of $6.0 million for damages as a result of product defects or errors. However, we cannot assure you that the provisions in our license agreements limiting our liability will be enforceable under international, federal, state or local laws and judicial decisions or that our insurance coverage will be sufficient to cover all losses resulting from product defects or errors. To the extent our insurance is insufficient to cover any losses we may incur, our operating results will suffer.

     Competition in the markets for our products and technology is intense. We may not be able to compete effectively in these markets and we may lose market share to our competitors.

         The markets for our enterprise-wide software applications are intensely competitive and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. Our principal competitors for products sold to customers in the manufacturing industry include Epicor, Fourth Shift, QAD and Symix. We also believe that large enterprise software vendors, like Baan, Oracle, PeopleSoft and SAP, are increasing their marketing efforts to mid-sized organizations in the manufacturing industry. In the healthcare industry, our principal competitors include EMIS, GPASS, In Practice and TOREX. In the hospitality industry, our principal competitors are Innsite and MICROS Systems. In the construction industry, our competitors include Database, Estimation and FCG Computer Systems. In addition, we face indirect competition from suppliers of customized enterprise-wide software applications with highly customized software and from the internal information technology departments of large organizations who develop their own systems.

     Many of our competitors have greater resources than we do. This may limit our ability to compete effectively and may discourage customers from purchasing our products.

         Many of our competitors have greater financial, personnel and other resources than we do, which may limit our ability to compete effectively. These competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. These competitors may also (i) benefit from greater economies of scale, (ii) benefit from longer operating histories and name recognition, (iii) offer more aggressive pricing, and (iv) devote greater resources to the promotion of their products. Any of these advantages may discourage customers from purchasing our products. If we are unable to compete successfully against our existing or potential competitors, our revenues and margins will decline.

     We face a risk from increased competition as a result of acquisitions of competitors by large software companies.

         We believe the fragmented nature of the enterprise-wide software applications market will result in future acquisitions of competitors by large software companies or strategic alliances, which will lead to significant consolidation in our industry. As a result, we may face an increase in competition from larger companies and new entrants to the industry which could harm our business and cause our stock price to decline.

     Our ability to acquire complementary businesses and products may be harmed by the increasing consolidation in our markets.

         Increasing consolidation in our markets may require us to compete with other software companies for strategic acquisition opportunities. We have acquired complementary businesses and products in the past and we expect to continue to pursue similar opportunities in the future. As competition in our markets has increased, a number of our competitors have been acquired or have entered into strategic alliances. A continuation of this trend may require us to compete with other software companies for attractive acquisition opportunities and may lead to fewer opportunities and increased acquisition costs which will harm our acquisition strategy.

     Our lengthy sales and implementation cycles may cause fluctuations in our operating results, which could cause our stock price to decline.

         Sales of our products require an extensive marketing effort because decisions to purchase these products generally involve the evaluation of the product by a significant number of a potential customer's personnel in various functional and geographic areas. Our products are generally used for division- or enterprise-wide purposes and involve significant capital outlays by customers and relatively complex installations. Potential customers generally commit significant resources to evaluate available enterprise-wide software applications and require us to provide a significant level of education about the use and benefits of our products. As a result, our sales cycle averages between one and 12 months from initial contact to execution of a license agreement. Our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could cause our operating results to fall below the expectations of securities analysts and investors and cause our stock price to decline.

     We are dependence on our key personnel, particularly Dr. Lycourgos K. Kyprianou, our founder and chief executive officer. Any loss of the services of our key personnel would harm our business.

         Our future success depends to a large extent on the continued services of our senior management and key personnel. In particular, we are highly dependent on the services of Dr. Lycourgos K. Kyprianou, our founder and chief executive officer. If we were to lose the services of Dr. Kyprianou or other key personnel, our ability to manage operations and generate revenues would be harmed.

     Our failure to retain and attract qualified personnel could harm our business.

         Our products require sophisticated research and development, sales and marketing, and technical customer support. Our success depends on our ability to attract, train and retain qualified personnel in each of these areas. Competition for personnel in all of these areas is intense and we may not be able to hire sufficient personnel to achieve our goals or support the anticipated growth in our business. The market for the highly-trained personnel we require is very competitive, due to the limited number of people available with the necessary technical skills and understanding of our products and technology. If we fail to attract and retain qualified personnel, our business will suffer.

     Our limited ability to protect our intellectual property and proprietary rights may harm our competitiveness.

         Our success is substantially dependent upon the protection of our internally developed technology, including our Aremis architecture. Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technology and other assets. To protect our rights to our intellectual property, we rely on the protection provided by applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have a trademark application pending, but do not currently hold any patents or registered copyrights. Despite our efforts, it may be possible for unauthorized third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and, while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a problem. In addition, the laws of some countries, including India and the United Kingdom, do not protect our proprietary rights to the same extent as do the laws of the United States. Any failure by us to protect our intellectual property could result in competitors offering products incorporating the same or similar technology which could reduce demand for our products. Further, litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources.

     Our products may infringe on the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

         We expect that enterprise-wide software applications will increasingly be subject to claims of infringement relating to software codes as the number of products and competitors in our industry segment grows and the functionality of products overlaps. We do not currently have liability insurance to protect against the risk of third party intellectual property infringement claims. Any claim, with or without merit and whether or not insured against, could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements. These royalty or licensing agreements, if required, might not be available on terms that are acceptable to us. An infringement claim, even if not meritorious, could result in the expenditure of significant resources and could negatively affect our profitability.

     We occasionally enter into fixed price service contracts, which may lead to lower margins and harm our operating results.

         We offer a combination of enterprise-wide software applications, implementation and support services to our customers. We have, from time to time, entered into fixed-price service contracts that require us to provide support services for a fixed price regardless of our actual costs incurred in fulfilling our support service obligations. Revenues attributable to fixed-price service contracts were approximately 11% of our total revenues for 1997, approximately 11% of our total revenues for 1998 and approximately 14% of our total revenues for 1999. Our inability to successfully complete these contracts, as budgeted, could lead to lower operating margins and reduced revenues and profits.

     Our  results  of   operations   may  be  adversely   impacted  by  currency
fluctuations.

         We currently have operations in Argentina, Bulgaria, Germany, India, Ireland, Mexico, the United Kingdom and the United States and independent distributors in 14 additional countries. A significant portion of our revenues is received in currencies other than the United States dollar, primarily in the British pound. We also anticipate receiving substantial future payments in Bulgarian Leva relating to our work with the Bulgarian National Health Insurance Fund and other customers in Bulgaria. Because our financial statements are reported in United States dollars, fluctuations of the British pound and other currencies against the United States dollar have caused, and will continue to cause, us to recognize foreign currency transaction gains or losses, which may be material to our operations and impact our reported financial condition and results of operations.

     We face risks associated with doing business in international markets.

         Our principal executive offices are located in the United Kingdom. Revenues from our operations outside of the United States accounted for approximately 97% of our total revenues in 1999. We expect that a significant portion of revenues for the foreseeable future will be derived outside the United States. We are subject to risks inherent in international business activities, including (i) difficulties in collecting accounts receivable and longer collection periods, (ii) changing and conflicting regulatory requirements, (iii) potentially adverse tax consequences, (iv) tariffs and general export restrictions, (v) difficulties in staffing and managing foreign operations, (vi) political instability, (vii) reduced protection for intellectual property rights in some countries, and (viii) fluctuations in currency exchange rates.

     The tax benefits that we currently receive in India may be lost if we fail to satisfy specified conditions.

         We maintain development and support facilities in New Delhi and Bangalore, India. As of March 14, 2000, we had approximately 40% of our workforce in India. As a means of encouraging foreign investment, the Indian government provides tax incentives and exemptions from regulatory restrictions. Among the benefits that directly affect us are tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. The current tax holiday to which we are entitled expires in March 2001. To be eligible for these tax benefits, we must continue to meet specified conditions including continuing to operate in a qualified software technology park and exporting sales of at least 75% of our inventory turnover. Our failure to meet these conditions could result in cancellation of the benefits or a requirement to pay damages in an amount as later determined by the Indian government and customs duty on plant, machinery, equipment, raw materials, components and consumables. In addition, goods, raw materials and components for production imported by our offices in India are generally exempt from the levy of a customs duty. These tax benefits could be discontinued or modified in the future which could significantly harm our operations in India.

     Our operating results may be harmed by changing conditions in India.

         Although wage costs in India are significantly lower than in the United States, the United Kingdom and similar markets for comparably skilled software engineering and other technical personnel, wages in India are increasing at a faster rate than in the United States and the United Kingdom. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Although the effect of inflation on our financial statements for the periods discussed in this report has been insignificant, increases in inflation in the future or changes in interest rates, taxation or other social, political, economic or diplomatic developments could harm our operating results.

     Our products for the healthcare industry are subject to government regulations and specifications that can be difficult to satisfy. Our efforts to satisfy these regulations and specifications may cause the prices of our products to increase substantially, which may adversely affect sales.

Our products designed for the healthcare industry in the United Kingdom are regulated by the National Health Service, a governmental agency commonly referred to as the NHS, through a product accreditation procedure. While our healthcare products currently meet NHS specifications for information systems, these requirements are expected to be updated pursuant to the NHS' new Information Management and Technology Strategy. The new mandatory specifications are expected to require that all information technology systems in the United Kingdom's healthcare marketplace conform with one another. Although we are currently modifying our healthcare industry products in anticipation of the proposed specifications, we may not meet all of these specifications or, if we meet them, our related costs may be substantial and make the cost of our healthcare products prohibitive for our customers. In addition, we have experienced and expect to continue to experience a decrease in purchases of our existing healthcare products as organizations in the healthcare industry in the United Kingdom postpone purchases pending release of final regulations and specifications. These regulations and specifications, as well as future changes to NHS specifications for information systems, could harm our revenues from healthcare related products.

     It may be difficult to enforce a U.S. judgment against us, our officers and directors and some of the experts named in this report, or to assert U.S. securities laws claims in the United Kingdom and to serve process on substantially all of our officers and directors and these experts.

     A majority of our directors, all of our executive officers and some of the experts named in this report are nonresidents of the United States. A substantial portion of our assets and all or a substantial portion of the assets of these officers and experts are located outside of the United States. As a result, it may be difficult to effect service of process within the United States with respect to matters arising under the United States securities laws or to enforce, in United States courts, judgments predicated upon civil liability under U.S. securities laws. It also may be difficult to enforce in the United Kingdom, in original actions or in actions for enforcement of judgments of U.S. courts, civil liabilities predicated upon U.S. securities laws.

     Dr. Kyprianou owns a large percentage of our voting stock and has significant influence over matters requiring shareholder approval, which could delay or prevent a change of control.

     As of March 14, 2000, Dr. Kyprianou will beneficially own approximately 47.5% of the outstanding common stock. In connection with the private placement with Info-quest, an information technology company listed on the Athens Stock Exchange, Dr. Kyprianou and Info-quest entered into a voting agreement. As a result of the voting agreement, Dr. Kyprianou's beneficial ownership includes shares held by Info-quest. The voting agreement requires Dr. Kyprianou to vote his shares to elect board representatives of Info-quest and Info-quest is similarly required to vote its shares for the board representatives nominated by our board of directors. In addition, the agreement provides that each of Dr. Kyprianou and Info-quest vote their shares by mutual agreement on all other matters. As a result, these stockholders may, as a practical matter, be able to substantially influence all matters requiring stockholder approval which could delay or prevent a change of control.

     Our common stock price has been volatile in the past and may be volatile in the future.

     The market price of our common stock is highly volatile and may be subject to significant fluctuations in response to actual or anticipated variations in quarterly operating results and other factors. From the time of our initial public offering through March 14, 2000, the closing price of our common stock reported on the Nasdaq National market has ranged from $3 ? to $46 ? per share. In addition, the stock market in general, and the market for technology related stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

     Provisions of our corporate documents and Delaware law could deter takeovers which may prevent you from receiving a premium for your shares.

     Provisions of our certificate of incorporation, bylaws and Delaware law could delay, defer or prevent a change in our control. Our board of directors has the authority to issue up to 15,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares, including voting rights, without any further vote or action by the stockholders. The rights of our common stockholders could be adversely affected by the rights of preferred stockholders in the future. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner under Delaware law. The ability of our board of directors to issue shares of preferred stock without further stockholder approval, as well as the anti-takeover provisions of Delaware law, could have the effect of delaying, deferring or preventing a change in control, even if doing so would be beneficial to our stockholders.

ITEM 2.       PROPERTIES

         We lease various facilities which house our administration, sales, marketing, support and research and development functions. The following table sets forth information concerning our principal facilities as of December 31, 1999:

                                                                                Lease             Approximate
                Location                             Function                 Expiration        Square Footage
 ----------------------------------     -----------------------------------  --------------     ----------------

  Blackburn, United Kingdom .......       Manufacturing Division                2010               12,000
  Bangalore, India  ...............       Internet, Workflow,                   2002               11,700
                                          Research and Development
  New Delhi, India.................       Research and Development,             2001                7,620
                                          Customer Support
  Woking, United Kingdom...........       Principal Executive Offices           2012                7,430
  Hitchin, United Kingdom..........       Healthcare Division                   2000                7,125
  Alton, United Kingdom............       Construction Division                 2005                4,500
  Westmont, New Jersey.............       Manufacturing Division                2000                4,200
  Nicosia, Cyprus..................       Administration                        2004                4,000



         We also have relatively small leaseholdings elsewhere in Argentina, Bulgaria, Germany, India, Ireland, Mexico, the United Kingdom and the United States which expire on various dates from 2000 through 2013. We believe that our current facilities will be sufficient to meet our needs for the next 12 months.

ITEM 3.       LEGAL PROCEEDINGS

         As of the date of this report, we are not party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading publicly on the Nasdaq National Market on April 22, 1999 and is traded under the symbol AREM. The following table shows the high and low per share closing prices of our common stock for the periods indicated.

      1999                                                         High            Low
      ----                                                         ----            ---
      Second quarter, beginning April 22, 1999.................$   5-3/32       $ 3-7/8
      Third quarter............................................$  14-1/4        $ 5
      Fourth quarter...........................................$  32-1/2        $11-7/8

      2000
      ----
      First quarter, through March 14, 2000....................$  46-1/8        $27-1/4

         On March 14, 2000, the closing price of the common stock on the Nasdaq National Market was $37-3/8 per share, and there were approximately 105 holders of record of the common stock.

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and we therefore do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

  For the year ended December 31, 1999, we have sold and issued the following securities:

         1) In March 1999, we changed our corporate domicile from Nevada to Delaware pursuant to a merger agreement. In connection with the merger, the board of directors declared a 1.711772-for-one reverse stock split prior to the effectiveness of the merger. Pursuant to the merger agreement, each outstanding share of common stock and option and warrant to purchase common stock of our predecessor automatically became one share of our common stock and an option or warrant to purchase our common stock, and the corporate existence of our predecessor ceased. We relied on the exemption from registration contained in Rule 145(a)(2) of the Securities Act.

         2) In April 1999, we issued a warrant to purchase 330,000 shares of our common stock with an exercise price of $7.50 per share to Roth Capital Partners, Inc., formerly known as Cruttenden Roth Incorporated, the underwriter for our initial public offering.

         3)  We  granted   non-qualified  stock  options  to  our  officers  and
directors, outside of the 1998 Stock Option Plan, in the aggregate amount of 800,000 shares.

         4) We granted an aggregate of 1,488,800 shares of our common stock to our employees, officers and directors under our 1998 Stock Option Plan.

         5) In October 1999, we issued 1,600,000 shares of our common stock to Info-quest, a Greek corporation, for an aggregate purchase price of $17,600,000.

The sales and issuances of the shares of common stock and options and warrants to purchase common stock since March 1999 were made by us in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting in our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6.           SELECTED FINANCIAL DATA

         We have derived the selected consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the selected consolidated balance sheet data as of December 31, 1998, from our consolidated financial statements included in this report. We have derived the selected consolidated statement of operations data for the years ended December 31, 1995 and 1996, and the selected consolidated balance sheet data as of December 31, 1995, 1996 and 1997, from consolidated financial statements which are not included in this report. Please read the selected consolidated financial data presented below in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 1999 includes the operations of e-nnovations.com from December 17, 1999, the date we acquired that business. The unaudited pro forma consolidated statement of operations data reflects the combined results of operations of our company and e-nnovations.com as if we had acquired that business on January 1, 1999. The unaudited pro forma data is not necessarily indicative of what actually would have occurred if the acquisition had occurred on January 1, 1999, nor is it indicative of future operating results.


                                                                           Year Ended December 31,
                                                                                                                       Pro Forma
                                                                                                                          1999
                                                      1995        1996          1997          1998         1999       (Unaudited)
                                                   --------     ---------     ---------      ---------   ----------   -----------
                                                                    (in thousands, except per share data)
Consolidated Statement of
   Operations Data:
Revenues:
  Software licenses ......................        $  6,641     $  12,052     $  17,024      $  26,416  $    37,224  $    39,458
  Maintenance and services................           9,426        15,839        18,990         21,680       30,435       30,658
  Hardware and other......................           5,355         6,541         6,360          4,525        5,727        6,187
                                                  --------     ---------     ---------      ---------   ----------   -----------
       Total revenues.....................          21,422        34,432        42,374         52,621       73,386       76,302
Cost of revenues:.........................
  Software licenses.......................             875         1,555         2,079          2,654        4,468        5,118
  Maintenance and services................           2,735         5,393         5,377          5,319        8,620        8,779
  Hardware and other......................           4,829         5,760         5,147          2,817        3,625        4,021
  Amortization of purchased software and
   Capitalized software development costs.           1,986         2,327            70            265          298          298
  Write-off of purchased software costs...             388            --            --             --           --           --
                                                   --------     ---------     ---------      ---------   ----------   -----------
       Total cost of revenues.............          10,813        15,035        12,673         11,055       17,011       18,216
                                                   --------     ---------     ---------      ---------   ----------   -----------
Gross profit..............................          10,609        19,397        29,701         41,566       56,375       58,086
Operating expenses:.......................
  Sales and marketing.....................          10,811        15,182        17,834         21,594       25,518       25,727
  Research and development................           6,428         6,409         6,233          6,207                     6,902
                                                                                                             5,916
  General and administrative..............           3,442         5,605         5,227          4,868                     7,239
                                                                                                             7,108
  Write-off of offering costs.............              --            --            --          1,592           --           --
  Amortization of intangible assets.......           3,176         5,144            97             74           --        4,603
  Profit on disposition of subsidiary.....              --            --            --             --          (42)         (42)
  Write-off of intangible assets..........              --           505            --             --           --           --
                                                   --------     ---------     ---------      ---------   ----------   -----------
       Total operating expenses...........          23,857        32,845        29,391         34,335       38,500       44,429
                                                   --------     ---------     ---------      ---------   ----------   -----------
Profit (loss) from operations.............         (13,248)      (13,448)          310          7,231       17,875       13,657
Other income (expense.....................
Interest expense, net.....................          (1,284)       (1,906)       (1,895)        (2,030)        (661)        (661)
                                                   --------     ---------     ---------      ---------   ----------   -----------
Income (loss) before income taxes.........         (14,532)      (15,354)       (1,585)         5,201       17,214       12,996



                                                                           Year Ended December 31,
                                                                                                                       Pro Forma
                                                                                                                          1999
                                                      1995        1996          1997          1998         1999       (Unaudited)
                                                   --------     ---------     ---------      ---------   ----------   -----------

Income tax expense (benefit)..............              37           (50)           35          2,026         5,097        5,097

Income (loss) after taxes before
  Extraordinary item).....................        $(14,569)     $(15,304)     $ (1,620)      $   3,175       12,117        7,899
Extraordinary item--gain on debt
  Forgiveness.............................              --            --            --              --        1,163        1,163
                                                  ---------     ---------     ---------      ---------   ----------   ----------
Net income (loss).........................        $(14,569)     $(15,304)     $ (1,620)      $   3,175   $   13,280   $    9,062
                                                  =========     =========     =========      =========   ==========   ==========
Basic earnings (loss) per share before
  Extraordinary item......................        $  (1.94)     $  (2.04)     $  (0.21)      $    0.35   $     0.95   $     0.62
                                                  =========     =========     =========      =========   ==========   ==========
Diluted earnings (loss) per share before
  Extraordinary item......................        $  (1.94)     $  (2.04)     $  (0.21)      $    0.35   $     0.90   $     0.59
                                                  =========     =========     =========      =========   ==========   ==========
Basic earnings (loss) per share after
  Extraordinary item......................        $  (1.94)     $  (2.04)     $  (0.21)      $    0.35   $     1.04   $     0.71
                                                  =========     =========     =========      =========   ==========   ==========
Diluted earnings (loss) per share after
  Extraordinary item......................        $  (1.94)     $  (2.04)     $  (0.21)      $    0.35   $     0.99   $     0.68
                                                  =========     =========     =========      =========   ==========   ==========
Weighted average number of shares used
  In computing:...........................
       Basic earnings (loss) per share....           7,504         7,504         7,518           9,120       12,762       12,762
       Diluted earnings (loss) per share..           7,504         7,504         7,518           9,135       13,434       13,463



                                                                                     As of December 31,
                                                               -------------------------------------------------------------------
                                                                   1995          1996          1997          1998          1999
                                                               ------------ ------------- ------------- -------------- -----------
                                                                                       (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..........................            $    255      $    867      $    239      $     149      $  13,386
Working capital (deficit)..........................              (8,244)      (15,438)      (12,971)       (10,516)        17,840
        Total assets...............................              22,729        18,449        17,242         27,952         60,944
Long-term debt.....................................              12,453        13,388        10,096          1,781             --
        Total stockholders' equity (deficit).......             (12,365)      (25,103)      (19,534)        (7,109)        36,246

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with information contained in "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

         We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries. We were founded in Cyprus in 1978 and initially focused on developing customized enterprise-wide software applications for international organizations located in the Middle East and Near East. In 1986, we established our New Delhi, India software development and support facility to access the skilled Indian labor force and capture cost efficiencies. We established operations in the United Kingdom in 1992. From 1993 to 1996, we completed eleven acquisitions and established operations in the United States, Mexico, Argentina and Ireland. By the end of 1996, all operating entities were consolidated. In 1997, we reorganized as a United States holding company, changing our domicile from the Netherlands to Nevada. We reincorporated in Delaware in 1999 in connection with our initial public offering. As of December 31, 1999, we had 535 full time employees and conducted business in over twenty countries.

         During 1999, we continued to expand our revenues in Europe, primarily through large contracts in emerging markets in the manufacturing and healthcare industries. We also experienced a decline in our revenues in the United Kingdom, primarily in our healthcare division, as customers delayed purchase decisions earlier in the year while they waited for government adoption of accreditation procedures for healthcare products under recently adopted specifications.

         During the second quarter of 1999, we completed the initial public offering of our shares of common stock generating net proceeds of approximately $12.9 million. We used the proceeds to reduce our debt and for other corporate purposes. In exchange for the early retirement of our indebtedness to a bank, which occurred in the fourth quarter, we received a discount of approximately $1.2 million, net of taxes, resulting in a one-time extraordinary gain for the forgiveness of debt. By the end of 1999, we repaid all of our indebtedness to banks and other lenders, which we expect will result in lower interest expense in the year 2000.

         During the fourth quarter of 1999, we were awarded two significant contracts in Bulgaria. One contract was with a private Bulgarian information technology company, Insyst Electronics, for our manufacturing products and significant Internet related services. The contract is structured in multiple phases and we anticipate recognizing revenues from the contract over a fifteen month implementation period from the day of signing. The estimated value of all phases under the contract is $9.2 million.

         The second contract was with the Bulgarian National Health Insurance Fund, commonly referred to as the NHIF, in connection with automating the Bulgarian nationwide healthcare system. The contract is structured in multiple phases and we anticipate recognizing revenues from the contract over a three year period from the day of signing, with the later phases subject to the availability of approximately $20 million in third party lease financing made available to Bulgaria's general practitioners for the purchase of equipment and software to be installed in their offices. The estimated value of all phases under the contract is approximately $37.5 million, with later phases contingent upon acceptance by the NHIF of the earlier phases and other conditions relating to our performance. Under the contract, we will install a comprehensive suite of our Internet-enabled healthcare products to provide financial, patient and clinical information management and a communications network to link hospitals, pharmacies, laboratories and general practitioners with the NHIF headquarters and some regional centers. Initially, we will provide our products to approximately 5,000 of Bulgaria's 12,000 general practitioners, 500 of its 1,000 pharmacies and 30 of its 250 hospitals. The NHIF has agreed to cooperate with us in processing third party lease financing and has offered the possibility of a financial guarantee for the lease obligations of their general practitioners.

         In October 1999, we divested ourselves of our Cyprus operations in exchange for approximately $2.6 million in cash to be received in 2000 and approximately 9.5%, or 4,000,000 shares, of GlobalSoft.com, a recently organized Cyprus company formed for the purpose of consolidating several Cyprus based software companies. Dr. Lycourgos K. Kyprianou, our chairman and chief executive officer, is the chairman of the board of GlobalSoft.com.

         In December 1999, we completed our acquisition of e-nnovations.com, an Internet software solutions provider located in Bangalore, India, for $14.5 million. In connection with the acquisition, we anticipate allocating approximately $13.8 million to intangible assets, including goodwill, which will be amortized over a period of three years, or $4.6 million per year.

     Revenues

         We derive our revenues from software licenses, maintenance and service contracts and hardware sales. Software license revenues represent both new licenses and upgrades derived from the licensing and service of industry upgrades to existing customers. Maintenance and service contract revenues are primarily derived from the ongoing support of installed software and training, consulting and implementation services. Hardware sales revenues are derived from the sale of third-party hardware to customers requiring turnkey solutions. The sales cycles for our products can vary significantly among customers. Historically, our sales cycles have ranged from one to 12 months.

         For the year ended December 31, 1999, we derived 35% of our revenues from customers in the manufacturing industry, 27% from customers in the healthcare industry, 26% from customers in the hospitality industry and 7% from customers in the construction industry. The remaining 5% of our revenues for the year ended December 31, 1999, were derived from sales to approximately 1,000 relatively small customers in various industries.

         For the year ended December 31, 1999, our revenues were derived from customers located in the following areas:

                         Area                        Percentage of Revenue
       --------------------------------------------  ---------------------

       United Kingdom .............................          35%
       Other portions of Europe....................          44%
       United States...............................           3%
       Asia .......................................           5%
       Rest of world .. ...........................          13%
                                                      --------------------
           Total...................................         100%
                                                      ====================

         We recognize software license revenue upon execution of a contract and delivery of software, provided that the license fees are fixed and determinable, no significant obligations remain, collection of the resulting receivable is deemed probable and no substantial customization or modification to core software is required. We recognize software license and service revenues on a percentage of completion basis when, among other things, customer contracts require substantial customization or modification to our core software in order to meet the customer's specifications. Maintenance contract revenues are recognized ratably over the life of the contract, service contract revenues are recognized in accordance with the terms of the contract and add-on hardware sales revenues are recognized when the hardware is shipped to the customer. We believe that our accounting policies are consistent with the guidance provided by the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, as modified by SOP 98-9, Software Revenue Recognition.

     Cost of Revenues

         The cost of software license revenues consists primarily of personnel costs as well as the costs of third-party software, media and freight. The cost of maintenance and service contract revenues consists primarily of salary, travel and other personnel costs. In addition, cost of service revenues may include the cost of outsourcing services when relatively large service contracts require resources in excess of our resources. In general, our costs are higher when services are outsourced. Costs incurred as a result of outsourcing were approximately $320,000 for the year ended December 31, 1997, $18.0 million for 1998 and $12.0 million for 1999. The cost of hardware revenues consists primarily of the cost of hardware purchased from third parties.

     Gross Profit

         We generally experience significant differences in profit margins from software licenses, maintenance and services, and hardware. For example, gross profit margins for our software licenses were 88% for 1997, 90% for 1998, and 88% for 1999. For maintenance and services, our gross profit margins were 72% for 1997, 76% for 1998 and 72% for 1999. For hardware, our gross profit margins were 19% for 1997, 38% for 1998 and 37% for 1999. Our overall gross profit margin is affected by our relative mix of revenue sources.

     Operating Expenses

         Sales and marketing expenses consist primarily of sales personnel costs, advertising and other public relations expenses. Research and development expenses consist primarily of personnel costs, facility overhead and other expenses associated with the development of new and enhanced products and technologies. General and administrative expenses include salaries and benefits for administrative, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. General and administrative expenses also include depreciation, which represents the write down of the cost of property and equipment over their expected useful lives. Amortization of intangible assets consists of the amortization of customer lists and management contracts of acquired businesses. Amortization of goodwill resulting from the December 1999 acquisition of e-nnovations.com was not material in 1999.

         We continue to make substantial investments and operational cost improvements in our sales and marketing, research and development and administrative infrastructure. From 1997 through 1999, we increased our sales and marketing staff from 85 employees to 270 employees. During the same period, we reduced our total research and development and administrative staff from 331 employees to 276 employees. The major impetus behind this transition is the continuous shift of the research and development and, to a lesser degree, administrative functions from the United Kingdom to India, where the relative cost of operations is lower. During this period, our research and development and administrative personnel in India increased from 115 to 212, while research and development and administrative personnel in the United Kingdom and other countries decreased from 216 to 64.

     Research and Development

         We have several software products which are under development or were recently released. We expect a number of customers currently using rejuvenated or legacy products to transition to our new products, which would likely reduce the number of installed customers of the rejuvenated or legacy products.

         We capitalize the qualifying costs of developing our software products. Capitalization of such costs requires that technological feasibility has been established. We define the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications, including functions, features and technical performance requirements. Under this definition, establishing technological feasibility is considered complete only after the majority of customer testing and customer feedback has been incorporated into the product functions. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total of current and anticipated future gross revenues, whichever is greater.

     Purchased Software

         We capitalize as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with us. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly with respect to external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     Currency Translation and Transactions

         A significant portion of our business is conducted in currencies other than United States dollars (the currency into which our historical financial statements have been prepared). Historically, we have recorded a majority of our operating expenses in British pounds, and a substantial portion of our research and development costs in Indian rupees. In addition, during the fourth quarter of 1999 we were awarded a significant contract with the Bulgarian National Health Insurance Fund valued at $37.5 million which calls for payment in Bulgarian Leva. However, we anticipate converting payments made in Bulgarian Leva into U.S. dollars promptly upon receipt of payments. Our consolidated balance sheets are translated into U.S. dollars at the exchange rate prevailing at the balance sheet dates, and the statements of operations and cash flows are translated into United States dollars at the average exchange rates for the relevant periods. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss). Increases in the exchange rate from British pounds to U.S. dollars used from one year to the next negatively impact stockholders' equity and decreases in the exchange rate positively impact stockholders' equity. For example, because the exchange rate used to translate our balance sheet for the year ended December 31, 1999 was 2.9% higher than the rate used for the year ended December 31, 1998, the translation adjustment resulted in a decrease in stockholders' equity of $148,000 for 1999.

         Net gains and losses resulting from currency exchange transactions are included in our statement of operations. We did not incur material net foreign exchange transaction losses in 1997, 1998 or 1999. Because of the number of currencies involved, the constant currency exposures and the substantial volatility of exchange rates, we cannot assure you that we will not experience currency losses in the future. We cannot predict the effect of exchange rate fluctuations on our future operating results. We have not previously undertaken hedging transactions to cover our currency exposure, but may implement programs to mitigate foreign currency risk exposure in the future as management deems appropriate.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by each item in our consolidated statements of operations.


                                                                         Year Ended December 31,
                                                        --------------------------------------------------------
                                                           1995         1996         1997      1998        1999
                                                          ------       ------       ------    ------      ------
Revenues:
    Software licenses                                       31%          35%          40%       50%         51%
    Maintenance and services                                44           46           45        41          41
    Hardware and other                                      25           19           15         9           8
                                                          ------       ------       ------    ------      ------
         Total revenues                                    100          100          100       100         100
                                                          ------       ------       ------    ------      ------
Cost of revenues:
    Software licenses                                        4            5            5         5           6
    Maintenance and services                                13           16           13        10          12
    Hardware and other                                      22           16           12         5           5
    Amortization of purchased software and
      capitalized software development costs                 9            7           --         1          --
    Write-off of purchased software costs                    2            --          --         --         --
                                                          ------       ------       ------    ------      ------
         Total cost of revenues                             50           44           30        21          23
                                                          ------       ------       ------    ------      ------
    Gross profit                                            50           56           70        79          77
                                                          ------       ------       ------    ------      ------
Operating expenses:
    Sales and marketing                                     51           44           42        41          35
    Research and development                                30           19           15        12           8
    General and administrative                              16           16           12         9          10
    Write-off of offering costs                             --           --           --         3          --
    Amortization of intangible assets                       15           15           --        --          --
    Write-off of intangible assets                          --            1           --        --          --
                                                          ------       ------       ------    ------      ------
         Total operating expenses                          112           95           69        65          53
                                                          ------       ------       ------    ------      ------
Profit (loss) from operations                              (62)         (39)           1        14          24
Other income (expense):
Interest expense, net                                       (6)          (6)          (5)       (4)         (1)
                                                          ------       ------       ------    ------      ------
Income (loss) before income taxes                          (68)         (45)          (4)       10          23
Income tax (expense)                                        --           --           --        (4)         (7)
                                                          ------       ------       ------    ------      ------
Extraordinary gain--gain on debt forgiveness                --           --           --        --           2
                                                          ------       ------       ------    ------      ------
Net income (loss)                                          (68)%        (45)%         (4)%       6%         18%
                                                          ======       ======       ======    ======      ======


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

         Total revenues increased to $73.4 million for 1999 from $52.6 million for 1998. This increase was due primarily to higher software license revenues as a result of an increase in the sale of licenses, and associated maintenance and service contract revenues, generated by all four divisions.

         Software license revenues increased to $37.2 million for 1999 from $26.4 million for 1998. This increase was due primarily to the growth in the number of installed customers, increased sales of licenses for our recent generation of products and price increases. As a percentage of total revenues, software license revenues were 51% for 1999 and 50% for 1998, reflecting our strategy to increase our software license revenues, which provide higher margins, as a percentage of total revenues.

         Maintenance and service contract revenues increased to $30.4 million for 1999 from $21.7 million for 1998, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues remained the same at 41% for both 1999 and 1998.

         Hardware and other revenues increased to $5.7 million for 1999 from $4.5 million for 1998. As a percentage of total revenues, hardware and other revenues decreased to 8% for 1999 from 9% for 1998, reflecting our strategy to reduce the sale and installation of third-party hardware which has lower margins than software licenses.

     Cost of Revenues

         Total cost of revenues increased to $17.0 million for 1999 from $11.1 million for 1998. As a percentage of total revenues, total cost of revenues increased to 23% for 1999 from 21% for 1998.

         The cost of software license revenues increased to $4.5 million for 1999 from $2.7 million for 1998. As a percentage of total revenues, the cost of software license revenues increased to 6% in 1999 compared to 5% for 1998. The increase from 1998 to 1999 was primarily the result of increased software license revenues in 1999.

         The cost of maintenance and service revenues increased to $8.6 million for 1999 from $5.3 million for 1998. As a percentage of total revenues, the cost of maintenance and service revenues increased to 12% for 1999 from 10% for 1998. This increase was primarily due to the use of outside personnel in certain regions until our operations in these regions are firmly established.

         The cost of hardware and other revenues increased to $3.6 million for 1999 from $2.8 million for 1998. As a percentage of total revenues, the cost of hardware and other revenues was 5% for 1999 and 5% for 1998.

     Sales and Marketing

         Our sales and marketing expenses increased to $25.5 million for 1999 from $21.6 million for 1998, primarily due to the expansion of sales and marketing activities principally in Europe. As a percentage of total revenues, sales and marketing expenses decreased to 35% for 1999, from 41% for 1998, primarily due to increased efficiencies in our sales and marketing operations.

     Research and Development

         Research and development expenses decreased to $5.9 million for 1999 from $6.2 million for 1998. As a percentage of total revenues, research and development expenses decreased to 8% for 1999 from 12% for 1998. This decrease was primarily due to cost savings resulting from the shifting of research and development functions from the United Kingdom to India and a significant portion of the planned expenditures relating to our new generation of software products having been incurred in prior accounting periods.

     General and Administrative

         General and administrative expenses increased to $7.1 million for 1999 from $4.9 million for 1998. As a percentage of total revenues, general and administrative expenses increased to 10% for 1999, from 9% for 1998.

     Net Interest Expense

         Net interest expense reflects interest on our credit facilities, as reduced by interest income on cash balances. Net interest expense decreased to $0.7 million for 1999 from $2.0 million for 1998, primarily due to repayment of all long and short-term debts.

     Income Taxes

         There was a provision for income taxes recorded for 1999 of $5.1 million. We recorded a provision for income taxes of $2.0 million for 1998. The increase in income taxes resulted from the increase in our profitability in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues

         Total revenues increased to $52.6 million for 1998 from $42.4 million for 1997. This increase was due primarily to higher software license revenues as a result of an increase in the sale of licenses and associated maintenance and service contract revenues, principally generated by the manufacturing and hospitality divisions, which were partially offset by a slight decrease in revenues from the healthcare division. The decrease in healthcare related revenues was likely attributable to delayed purchasing decisions by existing and potential customers pending release of new regulations in the United Kingdom healthcare industry.

         Software license revenues increased to $26.4 million for 1998 from $17.0 million for 1997. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for our recent generation of products and price increases. As a percentage of total revenues, software license revenues increased to 50% for 1998 from 40% for 1997, reflecting our strategy to increase our higher margin software license revenues as a percentage of total revenues.

         Maintenance and service contract revenues increased to $21.7 million for 1998 from $19 million for 1997, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues declined to 41% for 1998 from 45% for 1997, primarily as a result of our increased sales of higher margin software licenses.

         Hardware and other revenues decreased to $4.5 million for 1998 from $6.4 million for 1997. As a percentage of total revenues, hardware and other revenues decreased to 9% for 1998 from 15% for 1997, reflecting our strategy to reduce the sale and installation of lower margin third-party hardware.

     Cost of Revenues

         Total cost of revenues decreased to $11.1 million for 1998 from $12.7 million for 1997. As a percentage of total revenues, total cost of revenues decreased to 21% for 1998 from 30% for 1997. This decrease was primarily the result of an increase in sales of higher margin products.

         The cost of software license revenues increased to $2.7 million for 1998 from $2.1 million for 1997. As a percentage of total revenues, the cost of software license revenues was 5% for both 1998 and 1997. The increase in cost of revenues from 1997 to 1998 was primarily the result of increased software license revenues in 1998. Although the cost of software license revenues increased from 1997 to 1998, the significant increase in software license revenues for 1998 resulted in a 2.2% increase in gross profit on software license revenues for 1998.

         The cost of maintenance and service revenues decreased to $5.3 million for 1998 from $5.4 million for 1997. As a percentage of total revenues, the cost of maintenance and service revenues decreased to 10% for 1998 from 13% for 1997. This decrease was primarily due to increased efficiencies in the delivery of maintenance and other services. The decrease in the cost of maintenance and service revenues from 1997 to 1998 resulted in a 3.5% increase in gross profit on maintenance and service revenues for 1998.

         The cost of hardware and other revenues decreased to $2.8 million for 1998 from $5.1 million for 1997. As a percentage of total revenues, the cost of hardware and other revenues decreased to 5% for 1998 from 12% for 1997. This decrease was primarily attributable to a decrease in hardware sales generally, which was partially offset by the sale of hardware with higher margins. The decrease in cost of hardware and other revenues from 1997 to 1998 resulted in a 19% increase in gross profit on hardware and other revenues for 1998.

     Sales and Marketing

         Our sales and marketing expenses increased to $21.6 million for 1998 from $17.8 million for 1997, primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses decreased to 41% for 1998, from 42% for 1997, primarily due to increased efficiencies in our sales and marketing operations.

     Research and Development

         Research and development expenses were $6.2 million for both 1998 and 1997. As a percentage of total revenues, research and development expenses decreased to 12% for 1998 from 15% of revenues for 1997. The decrease was primarily due to cost savings resulting from the shifting of research and development functions from the United Kingdom to India and a significant portion of the planned expenditures relating to our new generation of software products having been incurred in prior accounting periods.

     General and Administrative

         General and administrative expenses decreased to $4.9 million for 1998 from $5.2 million for 1997. As a percentage of total revenues, general and administrative expenses decreased to 9% for 1998 from 12% for 1997. This decrease reflects the effect of our cost cutting and cost control measures, including the closure of our office at Dukes Court, Central Woking, England, during the fourth quarter of 1997. The decrease was partially offset by a one time charge in 1998 reflecting severance payments to four individuals in the aggregate amount of approximately $500,000.

     Write-off of Offering Costs

          In July 1998, we filed a registration statement in connection with our initial public offering. Securities and Exchange Commission Staff Accounting Bulletin, Topic 5:A (Expenses of Offering), deems that a postponement of the offering process for greater than 90 days be treated as an aborted offering and that all related costs be expensed. Accordingly, we wrote-off approximately $1.6 million in costs associated with our initial public offering in 1998.

     Net Interest Expense

         Net interest expense reflects interest on our credit facilities, as reduced by interest income on cash balances. Net interest expense increased to $2.0 million for 1998 from $1.9 million for 1997, primarily due to a slight increase in amounts outstanding under our credit facilities.

     Income Taxes

         There was a provision for income taxes recorded for 1998 of $2.0 million. We recorded a provision for income taxes of $35,000 for 1997. The increase in income taxes resulted from the increase in our profitability in 1998.

Liquidity and Capital Resources

         We have funded our operations since inception primarily through borrowings under bank credit facilities, private placements of equity and debt securities, equity contributions by our principal stockholder and our initial public offering. In April 1999, we sold 3,300,000 shares of our common stock in our initial public offering, generating net proceeds of approximately $12.9 million. In June 1999, we sold 230,000 shares of our common stock and generated approximately $1.1 million in connection with the exercise of a portion of the over-allotment option granted to the underwriters of our initial public offering. In October 1999, we sold 1,600,000 shares of our common stock to Info-quest in a private placement, generating net proceeds of approximately $16.2 million. As of December 31, 1999, we had approximately $13.4 million of cash and cash equivalents and no short-term borrowings and a working capital surplus of approximately $17.8 million.

         We may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in our business may, from time to time, require additional capital. We cannot assure you that additional capital will be available to us at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to our stockholders.

         We had an operating cash flow surplus of $13.1 million for 1999. This was primarily due to an increase in our revenue and the related net income. We had operating cash flow deficits of $6.7 million and $4.0 million for 1998 and 1997, respectively. Operating cash flow is affected by seasonality, among other factors, and is often disproportionately higher in our third and fourth quarters than in the first two quarters of the year.

         Accounts receivable increased to $18.1 million for 1999 from $16.2 million for 1998. The increase in accounts receivable in 1999 was primarily the result of a greater number of significant contracts in 1999. These more significant contracts have, by their terms, a longer period for payment, which is customary in the industry. As of December 31, 1999, the average days revenue outstanding was 90 compared to 112 for 1998. Accounts receivable increased to $16.2 million as of December 31, 1998, from $9.5 million as of December 31, 1997.

         We had an allowance for doubtful accounts of $507,000 for 1999 and $639,000 for 1998. We had $765,000 and $452,000 of write-offs in 1999 and 1998, respectively. Due to our growth, we do not believe that historical write-offs are necessarily indicative of future write-offs. We review the adequacy of the allowance for doubtful accounts based primarily on a review of aged receivables, with special attention paid to amounts over 90 days old. At December 31, 1999, the allowance for doubtful accounts was $765,000, which management believes is adequate to cover our receivable balance at December 31, 1999.

         Accrued payroll taxes decreased to approximately $574,000 for 1999 from $586,000 for 1998.

         We utilized cash for investing activities of $17.6 million, $2.6 million and $1.0 million for 1999, 1998 and 1997, respectively. During these periods, we experienced significant growth and invested in property and equipment. During the fourth quarter of 1999, we acquired e-nnovations.com for approximately $14.5 million.

         Cash provided by financing activities was $18.1 million, $9.1 million and $4.5 million for 1999, 1998 and 1997, respectively. Financing activities for 1999 primarily consisted of the initial public offering and a private placement in October 1999. The net proceeds from the issuance of shares during the period were $30.2 million. We used $13.9 million of the proceeds for payment of long and short term borrowings. Financing activities for 1998 primarily consisted of a private placement in February 1998 of approximately 1,294,500 shares of our common stock, the net proceeds of which were $9.3 million. We used $2.9 million of those proceeds for the repayment of long term borrowings in 1998. Financing activities for 1997 primarily consisted of a private placement of equity securities in the aggregate amount of $6.4 million, of which approximately $2.0 million was used to repay bank indebtedness.

           As of December 31, 1999, we had no outstanding indebtedness under our bank credit facilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Rates

         A significant portion of our business is transacted in currencies other than the United States dollar. Our functional currency is the British Pound and the functional currency of our non-United Kingdom subsidiaries are their local currencies. As a result, we are subject to exposure from movements in foreign currency exchange rates, specifically the U.S. dollar/British pound, the U.S. dollar/Bulgarian Leva and the British pound/Bulgarian Leva exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

     Interest Rate Sensitivity

         In the past, our exposure related to adverse movements in interest rates was primarily derived from the variable rate on our bank credit facilities. As of the year ended December 31, 1999, we had repaid all of our indebtedness to banks and other lenders. Therefore, we believe we are not currently exposed to any market risks related to interest rate sensitivity.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                             AremisSoft Corporation


Independent Auditors' Report.......................................................37.
Consolidated Balance Sheets........................................................38.
Consolidated Statements of Operations..............................................39.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)...............40.
Consolidated Statements of Cash Flows..............................................41.
Notes to Consolidated Financial Statements.........................................42.
e-nnovations.com
Independent Auditors' Report.......................................................56.
Consolidated Balance Sheets........................................................57.
Consolidated Statements of Operations..............................................58.
Consolidated Statements of Changes in Stockholders' Equity.........................59.
Consolidated Statements of Cash Flows..............................................60.
Notes to Consolidated Financial Statements.........................................61.
Unaudited Pro Forma Condensed Combined Financial Information.......................64.
Notes to the Unaudited Pro Forma Condensed Combined Financial Information..........66.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AremisSoft Corporation

         We have audited the accompanying consolidated balance sheets of AremisSoft Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AremisSoft Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ PANNELL KERR FORSTER

London, England
March 2, 2000

                             AremisSoft Corporation

                           CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                           1998          1999
                                                                                                        ---------     -------
                                                                                                             (in thousands)
                                                             ASSETS
Current assets:
Cash and cash equivalents............................................................................   $     149     $  13,386
Accounts receivable, less allowances for doubtful accounts of $639 and $507 at
   December 31, 1998 and 1999, respectively..........................................................      16,166        18,115
Accounts receivable-- disposition proceeds...........................................................          --         2,592
Other receivables....................................................................................         903           705
Inventory............................................................................................         787         1,603
Deposits paid on service and maintenance contracts...................................................       3,531         3,712
Prepaid expenses and other assets....................................................................       1,135         2,423
                                                                                                        ---------     ---------
          Total current assets:......................................................................      22,671        42,536
                                                                                                        ---------     ---------
                Loan receivable -- related party.....................................................       1,886            --
Investments..........................................................................................          --         1,803
Property and equipment, net................................................                                 1,774         1,847
Purchased and developed software, net of accumulated amortization of $6,075 and
   $5,893 at December 31, 1998 and 1999, respectively................................................       1,284           948
Intangible assets, net of accumulated amortization of $13,036 and $11,534 at
  December 31, 1998 and 1999, respectively...........................................................         337        13,810
                                                                                                        ---------     ---------
          Total assets...............................................................................   $  27,952     $  60,944
                                                                                                        =========     =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable.....................................................................................   $   3,669     $   6,910
Accrued payroll taxes................................................................................         586           574
Accrued value added taxes............................................................................       1,649         1,055
Accrued income taxes.................................................................................       2,059         6,572
Current portion of capital lease obligations.........................................................          55            24
Other accrued expenses...............................................................................       2,946         2,371
Bank loans and short-term demand facility............................................................      15,530            --
Deferred revenue.....................................................................................       6,693         7,190
                                                                                                        ----------    ----------
          Total current liabilities..................................................................      33,187        24,696
                                                                                                        ----------    ----------
Loan and accrued interest payable-related party......................................................       1,781            --
Capital lease obligations, less current portion......................................................          93             2
                                                                                                        ----------    ----------
          Total liabilities..........................................................................      35,061        24,698
                                                                                                        ----------    ----------
Stockholders' equity (deficit):
Series-A convertible preferred stock, par value $0.001 authorized 2,100 shares; no
   shares issued and outstanding at December 31, 1998 and 1999, respectively                                   --            --
Series-B convertible preferred stock, par value $0.001 authorized 3,500 shares; no
   shares issued and outstanding at December 31, 1998 and 1999, respectively                                   --            --
Common stock, par value $0.001: authorized 85,000 shares; 10,000 and 15,193
   shares issued and outstanding at December 31, 1998 and 1999, respectively                                   10            15
Additional paid-in capital...........................................................................      27,107        57,325
Accumulated deficit..................................................................................     (32,201)      (18,921)
Accumulated other comprehensive income (loss)........................................................      (2,025)       (2,173)
                                                                                                        ----------    ----------
          Total stockholders' equity (deficit).......................................................      (7,109)       36,246
                                                                                                        ----------    ----------
          Total liabilities and stockholders' equity.................................................   $  27,952     $  60,944
                                                                                                        ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                             AremisSoft Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year Ended December 31,
                                                                                         1997          1998         1999
                                                                                     -----------   -----------   -----------
                                                                                     (in thousands, except per share data)
Revenues:
  Software licenses...........................................................       $   17,024     $  26,416     $   37,224
  Maintenance and services....................................................           18,990        21,680         30,435
  Hardware and other..........................................................            6,360         4,525          5,727
                                                                                     -----------   -----------   -----------
       Total revenues.........................................................           42,374        52,621         73,386
Cost of revenues:
  Software licenses...........................................................            2,079         2,654          4,468
  Maintenance and services....................................................            5,377         5,319          8,620
  Hardware and other..........................................................            5,147         2,817          3,625
  Amortization of purchased software and capitalized software
    development costs.........................................................               70           265            298
                                                                                     -----------   -----------   -----------
       Total cost of revenues.................................................           12,673        11,055         17,011
                                                                                     -----------   -----------   -----------
Gross profit..................................................................           29,701        41,566         56,375
Operating expenses:
  Sales and marketing.........................................................           17,834        21,594         25,518
  Research and development....................................................            6,233         6,207          5,916
  General and administrative..................................................            5,227         4,868          7,108
  Write-off of offering costs.................................................               --         1,592             --
  Amortization of intangible assets...........................................               97            74             --
  Profit on disposition of subsidiary.........................................               --            --            (42)
                                                                                     -----------   -----------   -----------
       Total operating expenses...............................................           29,391        34,335         38,500
                                                                                     -----------   -----------   -----------
Profit from operations........................................................              310         7,231         17,875
Other income (expense):
  Interest expense, net.......................................................            1,895         2,030            661
                                                                                     -----------   -----------   -----------
Income (loss) before income taxes.............................................           (1,585)        5,201         17,214
Income tax expense............................................................               35         2,026          5,097
                                                                                     -----------   -----------   -----------
Income (loss) after taxes before extraordinary item...........................           (1,620)        3,175         12,117
Extraordinary item-- gain on debt forgiveness.................................               --            --          1,163
                                                                                     -----------   -----------   -----------
Net income (loss).............................................................       $   (1,620)   $    3,175    $    13,280
                                                                                     ===========   ==========    ===========
Basic earnings (loss) per share before extraordinary item.....................       $    (0.21)   $     0.35    $      0.95
                                                                                     ===========   ==========    ===========
Diluted earnings (loss) per share before extraordinary item...................       $    (0.21)   $     0.35    $      0.90
                                                                                     ===========   ==========    ===========
Basic earnings (loss) per share after extraordinary item......................       $    (0.21)   $     0.35    $      1.04
                                                                                     ===========   ==========    ===========
Diluted earnings (loss) per share after extraordinary item....................       $    (0.21)   $     0.35    $      0.99
                                                                                     ===========   ==========    ===========
Basic weighted average shares outstanding.....................................            7,518         9,120         12,762
Diluted weighted average shares outstanding...................................            7,518         9,135         13,463



The accompanying notes are an integral part of these consolidated financial statements.

                             AremisSoft Corporation

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                            Accumulated     Total
                                 Preferred Stock     Common Stock   Additional                 Other     Stockholders'
                                 ----------------  ---------------   Paid-in   Accumulated Comprehensive    Equity     Comprehensive
                                 Shares   Amount   Shares   Amount   Capital    Deficit     Income (loss) (Deficit)    Income (loss)
                                 ------  --------  ------- -------- ---------- ----------- -------------- -----------  -------------
                                                                         (in thousands)
        Balance at December
          31, 1996..............    --    $    --   7,504   $    8   $ 11,364  $ (33,756)      $ (2,719)   $ (25,103)    $ (18,042)
        Issuance of common
          stock in connection
          With the
          acquisition of the
          net assets of Juno....    --         --      65       --         --         --             --           --            --
        Issuance of Series A
          preferred stock,
          net of costs of $609.. 1,137          1      --       --      6,403         --             --        6,404            --
        Net loss................    --         --      --       --         --     (1,620)            --       (1,620)       (1,620)
        Currency translation
          adjustment............    --         --      --       --         --         --            785          785           785
                                 ------  --------  ------- -------- ---------- ----------- -------------- -----------  -------------
       Balance at December
          31, 1997.............. 1,137          1   7,569        8     17,767    (35,376)        (1,934)      (19,534)        (835)
        Issuance of common
          stock, net of costs
          of $1,046.............    --         --   1,294        1      9,340         --             --         9,341           --
        Conversion of
          preferred stock
          into common stock.....(1,137)        (1)  1,137        1         --         --             --            --           --
        Net income..............    --         --      --       --         --      3,175             --         3,175        3,175
        Currency translation
            adjustment..........    --         --      --       --         --         --            (91)          (91)         (91)
                                 ------  --------  ------- -------- ---------- ----------- -------------- -----------  -------------
        Balance at December
          31, 1998..............    --         --  10,000       10     27,107    (32,201)        (2,025)       (7,109)       3,084
        Issuance of common
          stock in connection
          With public and
          private issuance,
          net of costs of
          $3,878.................   --         --   5,130        5     29,681         --             --        29,686           --
        Issuance of common
          stock in connection
          with the conversion
          of a promissory note...   --         --      63       --        537         --             --           537           --
        Net income...............   --         --      --       --         --     13,280             --        13,280       13,280
        Currency translation
          adjustment.............   --         --      --       --         --         --           (148)         (148)        (148)
                                 ------  --------  ------- -------- ---------- ----------- -------------- -----------  -------------
        Balance at December
           31, 1999..............   --   $     --  15,193   $   15   $ 57,325   $(18,921)   $    (2,173)  $    36,246   $   13,132
                                 ======  ========  ======= ======== ========== =========== ============== ===========  =============


The accompanying notes are an integral part of these consolidated financial statements.

                             AremisSoft Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended December 31,
                                                                                             1997         1998         1999
                                                                                          ----------   ----------   ----------
                                                                                                     (in thousands)
Cash flows from operating activities:
Net income (loss)............................................................               $(1,620)     $ 3,175     $ 13,280
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation...............................................................                   977          695        1,093
  Amortization of capitalized software and intangible assets.................                   167          339          298
  Gain on disposition of subsidiary..........................................                    --           --          (42)
  Extraordinary item.........................................................                    --           --       (1,163)
Changes in assets and liabilities, net of acquisitions and dispositions:
  Accounts receivable........................................................                 2,933       (6,602)      (6,477)
  Other receivables..........................................................                  (461)        (226)        (129)
  Inventory..................................................................                   163          295         (723)
  Deposits paid on service and maintenance contracts.........................                    --       (3,531)        (283)
  Prepaid expenses and other assets..........................................                (2,595)       1,059       (1,210)
  Accounts payable...........................................................                   788         (622)       3,867
  Deferred revenue...........................................................                (5,726)         937          692
  Accrued taxes payable......................................................                 1,242         (647)       4,298
  Other accrued expenses.....................................................                   103       (1,611)        (447)
                                                                                            ----------   ----------   ----------
    Net cash provided by (used in) operating activities......................                (4,029)      (6,739)      13,054
                                                                                            ----------   ----------   ----------
Cash flows from investing activities:
Purchases of property and equipment..........................................                  (684)        (373)      (1,355)
Capitalized software development costs.......................................                  (515)        (325)          --
Loan to related party (net)..................................................                    --       (1,886)      (1,781)
Payment for acquisition, net of cash acquired................................                    --           --      (14,537)
Proceeds from disposal of property and equipment.............................                   228            4           82
                                                                                            ----------   ----------   ----------
    Net cash used in investing activities....................................                  (971)      (2,580)     (17,591)
                                                                                            ----------   ----------   ----------
Cash flows from financing activities:
Net proceeds from issuance of stock..........................................                 6,404        9,341       30,223
Principal payments of long-term borrowings...................................                (2,040)      (2,850)      (9,204)
Long-term borrowing..........................................................                    33          511           --
Loan from related party......................................................                    --        1,781        1,886
Principal payments of capital lease obligations..............................                   (55)         (30)         (61)
Short-term demand facility...................................................                   186          372       (4,705)
                                                                                            ----------   ----------   ----------
    Net cash provided by financing activities................................                 4,528        9,125       18,139
                                                                                            ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents.........................                  (472)        (194)      13,602
Effect of foreign currency exchange rates on cash and cash equivalents.......                  (156)         104         (365)
Cash and cash equivalents, at beginning of year..............................                   867          239          149
                                                                                            ----------   ----------   ----------
Cash and cash equivalents, at end of year....................................               $   239      $   149     $ 13,386
                                                                                            ==========   ==========   ==========
Supplemental disclosure:
    Interest paid............................................................               $ 1,900      $ 2,188     $  1,390
    Assets acquired under capital leases.....................................               $   138      $    34     $     --
    Investment acquired in connection with disposition of subsidiary.........               $    --      $    --     $  1,803
    Conversation of promissory note and accrued interest into 62,759 shares of
        common stock.........................................................               $    --      $    --     $    537

The accompanying notes are an integral part of these consolidated financial statements.

                                              AremisSoft Corporation

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Business and Significant Acounting Policies

Nature of Operations

         AremisSoft Corporation ("AremisSoft") develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries.

Organization and Basis of Presentation

         In  October  1997,   AremisSoft,   under  its  previous  name  of  Juno
Acquisitions, Inc., a Nevada corporation ("Juno"), entered into a Plan and Agreement of Reorganization (the "Plan") with LK Global Information Systems, B.V. ("LK Global"), a company incorporated in The Netherlands. Under the terms of the Plan, Juno acquired all of the issued and outstanding common stock of LK Global in exchange for 7,503,920 shares of its common stock (the "1997
Acquisition").   Prior  to  the  1997  Acquisition,   Juno  had  no  significant
operations.

         LK Global was accounted for as the acquirer and as the surviving accounting entity because the former stockholder of LK Global received approximately 99% of the voting rights in the combined corporation. The shares issued by Juno have been accounted for as if those shares comprised the historical share capital of LK Global. The outstanding capital stock of Juno, at the date of the 1997 Acquisition, has been accounted for as shares issued by LK Global to acquire the net assets of Juno.

         Because LK Global is the accounting survivor, the financial statements presented for all periods are those of LK Global and its subsidiaries (collectively, the "Company") with a change in name to AremisSoft Corporation shortly after the 1997 reorganization. All inter-company accounts and transactions are eliminated in consolidation.

         During 1999, AremisSoft reincorporated in Delaware. As a result of this reincorporation, shareholders of the Nevada corporation have effectively become shareholders of the newly formed Delaware corporation.

Revenue Recognition

         The Company derives its revenue primarily from software licenses, maintenance and service contracts and hardware sales. Software license revenues are mainly derived from the licensing and service of industry-specific software applications, primarily the sale of upgrades to existing customers. Maintenance and service contract revenues are primarily derived from ongoing support of installed software, and training, consulting and implementation services. Hardware sales revenues are primarily derived from the sale of third-party hardware to customers requiring turnkey solutions.

         Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When contracts do require significant production, modification or customization of software, the Company recognizes revenue under the percentage of completion method. During 1999, software license revenues were recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions." The Company believes it is in compliance with SOP 97-2, as modified by SOP 98-9.

         The Company also enters into arrangements with customers to use multiple copies of software products under site license agreements. If all other criteria for recognition of revenue are met, revenue is recognized upon delivery of the product.

         Product sales to distributors are not recognized until the products have been shipped to the end-user. Maintenance contract revenues are recognized ratably over the life of the contract. Service contract revenues are recognized in accordance with the terms of the contract and add-on hardware sales revenues are recognized when the hardware is shipped to the customer. The Company does not enter into sales contracts, either for direct sales or with distributors, which include provisions for rights of return. In addition, the Company does not enter into price protection agreements or inventory balancing agreements with distributors.

         Fees earned during 1999 from contracts accounted for under the percentage of completion method amounted to approximately $10.2 million, while billed and unpaid receivables due under these contracts amounted to approximately $2.0 million at December 31, 1999. Fees earned during 1998 from contracts accounted for under the percentage of completion method amounted to approximately $9.2 million, while billed and unpaid receivables due under these contracts amounted to approximately $5.0 million at December 31, 1998. These contracts involved substantial modification and customization of the Company's core software, Aremis 4.0 architecture, in industries where the Company did not have a fully developed "off the shelf" software product to offer the customer. These contracts typically provide for defined milestone objectives with payment when the milestone is achieved and the customer has accepted delivery. There were no amounts included in accounts receivable relating to unbilled amounts or retainage. Prior to 1998, the Company did not receive any revenues from agreements which required contract accounting.

Foreign Currency

         The  functional   currency  of  the  Company  and  its  United  Kingdom
subsidiaries is the British pound. The functional currencies of the other subsidiaries are their local currencies.

         For reporting purposes, the financial statements are presented in United States dollars and in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". The consolidated balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average exchange rates for the relevant periods. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss).

         Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

International Operations

         The Company currently has operations in the United Kingdom, the United States, Argentina, Mexico, India, Ireland, Bulgaria and Cyprus and independent distributors in 14 additional countries. A significant portion of the Company's revenues are received in currencies other than the United States dollar (the currency into which the Company's historical financial statements have been translated), primarily British pounds. As a result, a portion of the Company's sales are subject to certain risks, including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Cash Equivalents

         Cash   equivalents   consist   of  highly   liquid   investments   with
insignificant interest rate risk and a maturity date of three months or less when purchased. They are carried at cost which approximates fair value.

Inventory

         Inventory is comprised of finished goods held for resale and maintenance parts. Finished goods held for resale are stated at the lower of cost or net realizable value. Cost is determined on a first-in first-out basis, and includes all direct costs incurred and attributable production overheads. Net realizable value is based on estimated selling price net of completion and disposal costs. Maintenance parts are valued at cost and are depreciated over a three-year period.

Purchased and Developed Software

         The Company capitalizes the qualifying costs of developing its software products. Capitalization of such costs requires that technological feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications, including functions, features and technical performance requirements. In most instances the Company may arrange for customer testing and considers the customers' feedback in determining if feasibility is established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total of current and anticipated future gross revenues, whichever is greater.

         The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

         The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Realization of capitalized software costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations.

Intangible Assets

         Goodwill and other intangible assets consisting of customer lists and management employment agreements related to acquired businesses are being amortized over periods of three to five years. Amortization of intangibles amounted to $97,000, $74,000 and $0 for the years ended December 31, 1997, 1998 and 1999 respectively.

Property and Equipment

         Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements................shorter of the lease term or economic life
Fixtures and equipment................three to five years
Motor vehicles........................four years

Impairment of Long-lived Assets

         In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair market value of the asset would be compared to the asset's carrying value to determine if a write-down to the lower of carrying value or market value is required.

Offering Costs

         In July 1998, the Company filed an S-1 Registration Statement in connection with an initial public offering ("IPO") of its common stock. As a result of a delay in the registration process, the Company wrote off approximately $1.6 million in offering costs in 1998. Offering costs incurred in 1999 were capitalized and have been offset against the proceeds from the offering.

Accounting for Stock Based Compensation

         Employee stock options are accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25), which requires recognition of expense when the option price is less than the fair value of the stock at the date of grant.

         The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recorded at their estimated realizable value.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability and amortization periods of purchased and developed software and intangible assets. Management believes that the estimates used are adequate based on the information currently available.

Net Income (Loss) Per Common Share

         SFAS No. 128 "Earnings per share" requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share data is computed using the weighted average number of shares of common stock outstanding plus the dilutive effects of common stock equivalents.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                            Year Ended December 31,
                                                                          1997         1998      1999
                                                                       ---------   ----------  ---------
Numerator used for basic and diluted earnings (loss) per share:
  Income (loss) before extraordinary item.........................     $  (1,620)  $    3,175  $  12,117
  Extraordinary item..............................................            --           --      1,163
                                                                       ---------   ----------  ---------
  Net income (loss)...............................................     $  (1,620   $    3,175  $  13,280
                                                                       =========   ==========  =========
Denominator for basic earnings (loss) per share:
  Weighted average shares outstanding.............................         7,518        9,120     12,762
                                                                       =========   ==========  =========
Denominator for diluted earnings (loss) per share:
  Denominator for basic earnings (loss) per share.................         7,518        9,120     12,762
  Effect of dilutive securities:
     Warrants and options.........................................            --           15        701
                                                                       ---------   ----------  ---------
  Weighted average shares outstanding.............................         7,518        9,135     13,463
                                                                       =========   ==========  =========
Basic earnings (loss) per share:
Before extraordinary item.........................................     $   (0.21)   $   0.35    $   0.95
Extraordinary item................................................            --          --        0.09
                                                                       ---------   ----------  ---------
After extraordinary item..........................................     $   (0.21)   $    0.35   $   1.04
                                                                       =========   ==========  =========
Diluted earnings (loss) per share:
Before extraordinary item.........................................     $   (0.21)   $    0.35   $   0.90
Extraordinary item................................................            --           --       0.09
                                                                       ---------   ----------  ---------
After extraordinary item..........................................     $   (0.21)   $    0.35   $   0.99
                                                                       ==========  ==========  =========


Fair Value of Financial Instruments

         In the opinion of  management  the carrying  amounts for the  Company's
financial  instruments  which  include  cash  and  cash  equivalents,   accounts
receivable, accounts payable, accrued expenses approximate fair values.

         Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amount.

2. Inventory

         Inventory consists of the following (in thousands):

                                                                 December 31,
                                                              -----------------
                                                                1998      1999
                                                              -------   -------
Finished goods held for resale.............................    $ 287     $1,321
Maintenance parts..........................................      500        282
                                                              --------   ------
                                                               $ 787     $1,603
                                                              ========   ======
3. Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                              -----------------
                                                                1998      1999
                                                              -------   -------
               Fixtures and equipment.....................    $5,652    $ 5,833
               Motor vehicles.............................       360         81
               Leasehold improvements.....................       288        280
                                                              -------   -------
                                                               6,300      6,194
               Less accumulated depreciation..............    (4,526)    (4,347)
                                                              -------   -------
                                                              $1,774    $ 1,847
                                                              =======   =======

         At December 31, 1998 and 1999, the Company held property and equipment with a net book value of $98,000 and $27,000, respectively, under capital leases.

         Depreciation expense was $977,000, $695,000 and $1,093,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

4. Bank Loans Payable

         Bank loans payable at December 31, 1998, all of which is collateralized and fully guaranteed, consists of the following (in thousands):

Description

Loan payable to bank, interest payable quarterly at 3% over bank base rate, principal due in
     monthly installments of $10..................................................................     $    187
Loan payable to bank, interest payable quarterly at 3% over Sterling LIBOR plus 1/16% associated
     costs, principal due in quarterly installments of $146.......................................        1,019
Loan payable to bank, interest payable quarterly at 3% over Sterling LIBOR plus 1/16%   associated
     costs, principal due in quarterly installments of $85........................................          768
Loan payable to bank, interest payable quarterly at 3% over Sterling LIBOR inclusive of associated
     costs, principal due in quarterly installments of $119.......................................          714
Loan payable to bank,  interest  payable  monthly at 4% over Sterling LIBOR plus variable associated funding costs,  averaging 1/32% in 1998,  principal due
     in equal annual installments of $1,872......................................................         7,487
Loan payable to bank, interest payable at 12% per annum...........................................           35
Short term demand facility-- bears interest at the lending banks base rate plus the applicable
     margin.......................................................................................        5,320
                                                                                                        -------
                      Total.......................................................................     $ 15,530
                                                                                                        ========

During 1999 all of the above loans were repaid primarily from the proceeds of the Company's initial public offering. Management negotiated a settlement with the lender whereby approximately $1,163,000 (net of tax) of principal indebtedness was forgiven. This amount has been reflected as an extraordinary item in the accompanying consolidated statement of operations. The lending bank's base rate ranged between 6.25% and 7.5% and Sterling LIBOR ranged between 6.6% and 7.9% during the year ended December 31, 1999.

5. Acquisitions and Dispositions

Acquisition

         In December 1999, the Company acquired all the issued and outstanding common stock of e-nnovations.com in exchange for approximately $14.5 million in cash. The acquisition has been accounted for using the purchase method of accounting. The operations of e-nnovations.com are included in the accompanying consolidated financial statements from the date of acquisition. e-nnovations.com is an Internet software solutions provider. The excess of purchase price over net assets acquired amounted to approximately $13.8 million and has been temporarily allocated to goodwill. Management is currently evaluating the allocation of goodwill to certain identifiable intangible assets. Amortization of goodwill and identifiable intangible assets are expected to be provided on a straight line basis over three years. Amortization expense in 1999 was not material.

         The aggregate estimated fair value of the assets and liabilities of the acquired business and the aggregate consideration paid is as follows (in thousands):

Net current assets (including cash of $2)..................     $   603
Property and equipment.....................................         126
Intangible assets..........................................      13,810
                                                                -------
                                                                $14,539
                                                                =======
Consideration paid:
Cash consideration.........................................    $ 14,539

Disposition

         In October 1999, the Company disposed of its Cyprus operations in exchange for approximately $2.6 million in cash to be received in 2000 and approximately 4 million shares of common stock (representing a 9.5% interest) in GlobalSoft.com. GlobalSoft.com is a software development company with operations in Cyprus and Eastern Europe. GlobalSoft.com was formed in 1999 by the acquisition of AremisSoft (Cyprus) Ltd as well as six other unrelated Cyprus entities. The Company's CEO is also the chairman of the board of GlobalSoft.com.

         A summary of the exchange transactions is as follows (in thousands):

Net assets disposed off............................................. $ 4,353
Estimated fair value of shares of GlobalSoft.com(1)................. $ 1,803
Cash to be received.................................................   2,592
                                                                     -------
                                                                       4,395
Gain on disposal.................................................... $    42
                                                                     =======
------------
(1) The value of the GlobalSoft.com shares at the date of acquisition was estimated at $0.45 per share based upon similar sales of GlobalSoft.com common stock to third parties. At December 31, 1999, the Company accounts for this investment under the cost method.

     The  Cyprus   operations   included  in  the  accompanying  1998  and  1999
consolidated statements of operations are as follows (in thousands, except per share amounts):

                                                              Year Ended
                                                               December
                                                                  31,
                                                            ---------------
                                                             1998      1999
                                                            ------   -------
Revenues..............................................      $ 810     $ 669
Net income............................................        285       286
Basic earnings per share..............................       0.03      0.02
Diluted earnings per share............................       0.03      0.02

         The following unaudited pro forma results of operations for the year ended December 31, 1999 assume that the acquisition of e-nnovations.com and disposition of Cyprus had occurred on January 1, 1999 (in thousands, except per share amounts):

Revenues.........................................................  $75,633
Net income.......................................................    8,776
Basic earnings per share after extraordinary item................     0.69
Diluted earnings per share after extraordinary item..............     0.65

         The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition and disposition had occurred on January 1, 1999, nor is it indicative of future operating results.

6. Capital Lease Obligations

         The Company has entered into various non-cancelable capital lease agreements for items of property and equipment. Annual payments for the years ending December 31, 2000 and 2001 are as follows (in thousands):

2000.............................................................     $  27
2001.............................................................         3
                                                                      -----
                                                                         30
Less amount representing interest................................         4
                                                                      -----
                                                                         26
Less current portion.............................................        24
                                                                      -----
                                                                      $   2
                                                                      =====
7. Commitments

Operating Leases

         The Company leases office space, equipment and motor vehicles under non-cancelable operating leases which expire on various dates through 2012. As of December 31, 1999 required future minimum rentals to be paid are as follows (in thousands):

2000...........................................................    $ 1,201
2001...........................................................        797
2002...........................................................        626
2003...........................................................        421
2004...........................................................        378
Thereafter.....................................................      2,831
                                                                   -------
                                                                   $ 6,254
                                                                   =======

     Rent expense for the years ended December 31, 1997, 1998 and 1999 amounted to approximately $1.9 million, $2.0 million and $1.4 million, respectively.

Registration rights

     In connection with the private placement to third party investors of the Company's common stock and convertible notes in 1998, the investors were granted registration rights. Pursuant to their registration rights, the holders thereof may require the Company to register under the Securities Act all or a portion of their shares at the Company's expense. In addition, if the Company proposes to register any of its securities either for its own account or the account of others these investors are entitled to include their shares in the registration at the Company's expense.

Employment Agreements

     The Company has entered into employment agreements with its Chief Executive Officer (CEO) and its President which expire on June 1, 2001. Each of the employment agreements may be terminated by the Company or the employee without cause (as defined in the employment agreements) upon 30 days notice, or for cause without notice. Under the terms of the CEO's employment agreement, he is entitled to minimum annual compensation of $350,000 in 2000 and $400,000 in 2001. Under the terms of the President's employment agreement, he is entitled to minimum annual compensation of $300,000 in 2000 and $350,000 in 2001. Under their employment agreements, each is entitled to receive a severance benefit equal to one times annual compensation if terminated without cause and 2.99 times his annual compensation if terminated without cause within 180 days after a "change in control" (as defined). The CEO and the President are also entitled to bonuses (estimated at $600,000 in 1999) based on a bonus plan adopted by the compensation committee at its December 1999 meeting.

         During the third and fourth quarters of 1998, the Company's president made loans to the Company in the aggregate principal amount of approximately $1.7 million. The loans were reflected in a promissory note dated December 31, 1998, bearing interest at the rate of LIBOR plus 2% per annum and was repaid in 1999.

         In May 1998, the Company loaned $2.6 million to its CEO, which was evidenced by a promissory note in order to provide temporary liquidity to the CEO. The loan accrued interest at the rate of LIBOR plus 2% per annum and was repaid in November 1999.

Employee Benefit Plans

         The Company has various defined contribution retirement plans for qualified employees. Contributions made under the plans were $328,000, $311,000 and $115,000 in 1997, 1998 and 1999, respectively.

8. Income Tax

         The Company's principal subsidiaries are not resident in the United States for tax purposes. Income (loss) from operations before income taxes and extraordinary items included the following:


                                                                             Year Ended
                                                                             December 31,
                                                                  --------------------------------
                                                                     1997        1998         1999
                                                                  --------    ----------    --------
US income (loss)..............................................    $  (103)    $  (1,917)    $  (816)
Foreign income (loss).........................................      (1,482)       7,118      18,030
                                                                  --------    ----------    --------
                                                                  $ (1,585)   $   5,201     $17,214
                                                                  =========   ==========    ========
The provision for income taxes was estimated as follows:
Income taxes estimated to be payable (refundable) currently
  US Federal..................................................    $    23     $     963      $ (519)
  US state and local..........................................         11            (1)          6
  Foreign.....................................................          1         1,064       5,610
                                                                  --------    ----------    --------
                                                                  $    35     $   2,026      $5,097
                                                                  =========   ==========    ========

         A reconciliation of the provision for income taxes compared with the amounts at the US federal statutory rate is as follows:

                                                                              Year Ended
                                                                             December 31,
                                                                  --------------------------------
                                                                     1997        1998         1999
                                                                  --------    ----------    --------
Tax at statutory rate.........................................    $  (539)     $  1,769      $5,853
Differences in tax rates......................................         48            (9)       (627)
Non-deductible expenses.......................................        733           499         841
Valuation allowance on operating loss.........................       (207)          147        (496)
Prior years over accrued and other............................         --          (380)       (474)
                                                                  --------    ----------    --------
Income tax expense............................................    $    35      $  2,026      $5,097
                                                                  ========    ==========    ========



         The Company's deferred tax assets as of December 31, 1998 and 1999 primarily consisted of the following (in thousands):


                                                                                   December 31,
                                                                               -------------------
                                                                                 1998        1999
                                                                               --------    --------
Loss carry forwards.......................................................     $ 3,083     $ 2,523
Equipment.................................................................         675         806
Other.....................................................................         290         223
                                                                               --------    --------
                                                                                 4,048       3,552
Valuation allowance.......................................................      (4,048)     (3,552)
                                                                               --------    --------
  Total deferred tax assets...............................................     $    --     $    --
                                                                               ========    ========

     Estimated net operating loss carryforwards at December 31, 1999 and their expiration dates are shown below:

                                               Expiration       Net operating
Country of jurisdiction                          dates             loss
-----------------------                      -------------      -----------
United Kingdom............................   No expiration       $  8,410
United States.............................     2005-2018         $     76

         The Company has recorded a valuation allowance to offset the entire deferred tax asset where it is more likely than not that the asset will not be realized.

         The Indian government, as a means of encouraging foreign investment, provides significant tax incentives and exemptions to regulatory restrictions. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. The current tax holiday to which the Company is subject expires in 2001. To be eligible for certain of these tax benefits, the Company must continue to meet certain conditions such as continued operation in a qualifying software technology park and export sales of at least 75% of inventory turnover. A failure to meet such conditions could result in the cancellation of the benefits or a requirement to pay damages in an amount to be determined by the Indian government and customs duty on plant, machinery, equipment, raw materials, components and consumables. With respect to duties, subject to certain conditions, goods, raw materials and components for production imported by the Company's offices in India are exempt from the levy of a customs duty. No assurances can be given that such tax benefits will be continued in the future or at their current levels.

9. Stockholders' Equity

Stock Split

         In 1999, the Board of Directors approved a 1.711772-for-1 reverse stock split of issued and outstanding common shares. All shares, per share and warrant information in the accompanying financial statements has been restated to reflect the effect of the split.

Common and Preferred Stock

         During 1999, the Company completed an initial public offering of its common stock and sold additional shares in a private placement whereby 5,130,000 shares of common stock were issued in exchange for approximately $30.2 million in cash, net of issuance costs. The private placement occurred in October 1999 and resulted in $17.6 million in proceeds through the issuance of 1.6 million shares to a related entity. This related entity also acquired an additional 1.2 million shares of the Company's common stock from an entity controlled by the Company's CEO. At December 31, 1999, this related entity owned over 20% of the Company's outstanding stock.

         The Company is authorized to issue 85,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share, two series of which have been designated as follows: 2,100,000 shares of Series A convertible preferred stock and 3,500,000 shares of Series B convertible preferred stock.

         The Company's Series A and Series B convertible preferred stock rank pari passu except with respect to the right to receive dividends. In respect of dividends, Series A holders are entitled to a non-cumulative cash dividend of $0.40 per share per annum and Series B holders are entitled to a non-cumulative cash dividend of $0.50 per share per annum, each commencing on September 1, 1998. In a liquidation, the preferred stock ranks in preference to the common stock as to repayment of par value, and ratably with the common stock thereafter.

         The preferred stock is convertible at the rate of one share of preferred stock for one share of common stock at the option of the holder. The preferred stock is not redeemable. There are provisions to protect the preferred holders from dilution in events such as subdivision or combination of the common stock, the payment of stock dividends or distributions of other securities or other reclassifications, exchanges or substitutions. The preferred stock votes with the common stock on an as-converted basis.

         On October 10, 1997, in connection with the Plan and Agreement of Reorganization referred to in note 1, the Company offered its Series A convertible preferred stock in a private placement. As a result of the private placement 1,137,000 shares of the Series A convertible preferred stock were issued and the Company received proceeds of approximately $6.4 million (net of costs of $609,000), including shares issued to various parties in lieu of commissions and finders' fees related to the private placement. In June 1998, all of the outstanding Series A preferred stock was converted into common stock. Upon conversion, all holders of the Company's Series A convertible preferred stock waived their right to receive dividends as described above. At December 31, 1998 and 1999 there were no preferred shares outstanding.

Warrants

         In connection with the issuance of its Series A convertible preferred stock, the Company issued warrants to purchase an aggregate of 51,117 shares of common stock. The warrants were issued in payment of finders' fees in connection with the offering. Such warrants have an exercise price of $8.56 per share, are assignable and expire on April 10, 2000. At the time of issuance management determined that the value of the warrants was not material to the financial statements.

         During 1999 the Company issued warrants to purchase up to 330,000 shares of common stock at an exercise price of $7.50 per share to the underwriters of the April 1999 IPO. The warrants are exercisable beginning April 27, 2000 and expire on April 22, 2003.

Convertible Promissory Note

         In December 1998, the Company executed a convertible promissory note (the "Note") in the principal amount of $500,000, which bears interest at the rate of 8% per annum. The Note was issued, and the proceeds received, in January 1999. The Note converts into shares of the Company's common stock, at the option of the holder at $8.56 per share. These securities were sold to one accredited investor and a fee of 10% of the principal amount of the Note was paid as a finder's fee. Management has evaluated the Note's beneficial conversion feature and determined that its value was not be material to the basic financial statements. In December 1999, the promissory note and accrued interest thereon was converted into 62,759 shares.

Stock Option Plan

         In October 1997, the Company adopted the "1998 Stock Option Plan", which provides for awards in the form of options, including incentive stock options ("ISOs") and non-statutory stock options ("NSOs"). Employees, directors, consultants and advisors of the Company will be eligible for the grant of NSOs, while only employees will be eligible for the grant of ISOs. Options will have a term of up to ten years from the date of grant. In addition, the Company granted options outside the 1998 Stock Option Plan. As of December 31, 1999, there were 2,288,000 options to purchase common stock outstanding.

         A summary of the Company's stock option activity during 1999, and related information follows:


                                                                               1999
                                                                ---------------------------------------
                                                                   Number of              Weighted
                                                                    options           Average exercise
                                                                 (in thousands)            Price
                                                                ----------------      -----------------
Outstanding at the beginning of year..............                     --                       --
Granted...........................................                  2,288                $    7.86
Outstanding at the end of year....................                  2,288                $    7.86
Exercisable at end of year........................                    802                $    9.08



     The exercise price of options outstanding as of December 31, 1999 ranged from $5 to $14. The weighted average remaining contractual life of those options is 4.5 years.

     Options granted under the stock option plan are accounted for under APB 25, and since options have been granted at prices equal to the fair value of the Company's common stock on the date of grant, no compensation has been recognized for the option grants. Had compensation cost for the plan been determined based upon estimated fair value of the options at the grant dates consistent with FASB 123, pro forma net income after extraordinary item would have been approximately $8.1 million or $0.64 per share-basic and $0.60 per share-diluted. The weighted average fair value of options granted during 1999 is estimated to be $3.63 per option assuming the following: no dividend yield, risk free interest rate of 6%, an expected term of the option of 3 years, and an expected weighted average volatility of 43%.

10. Segment Reporting Information

     The Company  develops  markets,  implements  and  supports  enterprise-wide applications software targeted at mid-sized organizations mainly in the manufacturing, healthcare, hospitality, and construction industries. Management considers each industry to be a reportable segment, with each industry representing a strategic business that offers products and services to various customers. These industries are managed separately because each requires different product and marketing strategies.

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

     The accounting policies adopted by each industry are the same as those described in the summary of significant accounting policies. Management evaluates performance based on profit (loss) from operations before interest and income taxes.

     Summarized  financial  information   concerning  the  Company's  reportable
segments is shown in the following table:

             SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 1997

                                                  Manufacturing  Healthcare  Hospitality  Construction   Other       Total
                                                  -------------  ----------  -----------  ------------  -------   ---------
                                                                               (in thousands)

Revenues from external customers............          $9,587       $18,909     $10,190      $3,318      $  370    $ 42,374
Depreciation and amortization...............             258           318         167          59         342       1,144
Profit (loss) from operations...............             182           325         322         231        (750)        310
Total segment assets........................           4,105         4,250       4,129         749       4,009      17,242

             SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 1998

                                                  Manufacturing  Healthcare  Hospitality  Construction   Other       Total
                                                  -------------  ----------  -----------  ------------  -------   ---------
                                                                               (in thousands)

Revenues from external customers............         $ 16,635      $15,990     $13,799      $4,421      $1,776    $ 52,621
Depreciation and amortization...............              189          216         207          43         379       1,034
Profit (loss) from operations...............            3,993        1,461       1,914         429        (566)      7,231
Total segment assets........................           12,514        6,682       6,337       1,301       1,118      27,952

             SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 1999

                                                  Manufacturing  Healthcare  Hospitality  Construction   Other       Total
                                                  -------------  ----------  -----------  ------------  -------   ---------
                                                                               (in thousands)

Revenues from external customers............         $ 25,485      $19,988     $19,180      $5,305     $  3,428   $  73,386
Depreciation and amortization...............              321          352         328          74          316       1,391
Profit (loss) from operations...............            8,913        3,454       4,943         928         (363)     17,875
Total segment assets........................           17,950       13,434      13,706       3,375       12,479      60,944



         The following table represents revenue by country based on country of customer domicile and long-lived assets by country based on the location of the assets:


                                                                   Revenue                      Long-lived  Assets
                                                       ---------------------------------  --------------------------------
                                                         Year Ended December 31,                     December 31,
                                                       ---------------------------------  --------------------------------
                                                          1997        1998        1999        1997       1998       1999
                                                       ---------   ---------   ----------  ---------  ---------  ---------

United Kingdom...................                      $  39,057   $  31,100   $  25,779   $  1,649    $ 2,008   $  1,645
Rest of Europe...................                          1,002      13,069      32,073      1,109        577        400
United States....................                          1,840       1,517       2,272        107        111        105
Asia.............................                            475       1,800       3,719        752        687     16,243
Rest of world....................                             --       5,135       9,543         20         12         15
                                                       ---------   ---------   ----------  ---------  ---------  ---------
                                                       $  42,374   $  52,621      $73,386  $  3,637    $ 3,395   $ 18,408
                                                       =========   =========   ==========  =========  =========  =========


11. Subsequent Event

Proposed Public Offering

         The Company plans to file a registration statement with the Securities and Exchange Commission for the sale of 2,800,000 shares of common stock (excluding the underwriters' over-allotment option).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders e-nnovations.com Pvt Ltd

         We have audited the accompanying consolidated balance sheets of e-nnovations.com Pvt Ltd as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of e-nnovations.com Pvt Ltd at December 31, 1998 and 1999, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Pannell Kerr Forster

Nicosia, Cyprus
March 14, 2000

                            E-NNOVATIONS.COM PVT LTD

                           CONSOLIDATED BALANCE SHEETS


                                                                                                            December 31,
                                                                                                        -----------------------
                                                                                                          1998         1999
                                                                                                        ----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................................      $  24,600    $   2,137
  Accounts receivable, less allowances for doubtful accounts......................................        250,182      400,098
  Other receivables...............................................................................         33,813           --
  Inventory.......................................................................................         92,871      115,050
  Prepaid expenses and other assets...............................................................         72,893      113,484
                                                                                                        ---------    ---------
          Total current assets....................................................................        474,359      630,769
                                                                                                        ---------    ---------
Property and equipment, net.......................................................................         34,914      126,125
                                                                                                        ---------    ---------
          Total assets............................................................................       $509,273     $756,894
                                                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................................      $  48,155    $   9,354
  Deferred revenue................................................................................         24,976           --
  Bank loans and short-term demand facility.......................................................         28,374           --
                                                                                                        ---------    ---------
          Total current liabilities...............................................................        101,505        9,354
                                                                                                        ---------    ---------
Long-term debt....................................................................................         64,492           --
                                                                                                        ---------    ---------
          Total liabilities.......................................................................        165,997        9,354
                                                                                                        =========    =========
Stockholders' equity:
  Share capital...................................................................................            244          244
  Additional paid up capital......................................................................         58,617       58,617
  Accumulated reserves............................................................................        284,415      688,679
                                                                                                        ---------    ---------
          Total stockholders' equity..............................................................        343,276      747,540
                                                                                                        ---------    ---------
          Total liabilities and stockholders' equity..............................................      $ 509,273    $ 756,894
                                                                                                        =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            E-NNOVATIONS.COM PVT LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                      ------------------------------------------
                                                                                          1997           1998            1999
                                                                                      ------------   ------------  -------------
Revenues:
  Software licenses...............................................................      $ 323,793      $ 720,276    $  2,342,527
  Maintenance and services........................................................         94,299        152,496         233,802
  Hardware and other..............................................................         37,257         68,496         482,714
                                                                                        ---------      ---------    ------------
          Total revenues..........................................................        455,349        941,268       3,059,043
Cost of revenues:
  Software licenses...............................................................         93,000        162,329         728,804
  Maintenance and services........................................................         57,672         84,458         167,132
  Hardware and other..............................................................         18,593         32,381         416,413
                                                                                        ---------      ---------    ------------
          Total cost of revenues..................................................        169,265        279,168       1,312,349
                                                                                        ---------      ---------    ------------
Gross profit:
  Software licenses...............................................................        230,793        557,947       1,613,723
  Maintenance and services........................................................         36,627         68,038          66,670
  Hardware and other..............................................................         18,664         36,115          66,301
                                                                                        ---------      ---------    ------------
          Total gross profit......................................................        286,084        662,100       1,746,694
Operating expenses:
  Sales and marketing.............................................................         83,330         62,942         218,961
  Research and development........................................................        124,742        224,167         985,949
  General and administrative......................................................         49,906         63,811         137,520
                                                                                        ---------      ---------    ------------
          Total operating expenses................................................        257,978        350,920       1,342,430
                                                                                        ---------      ---------    ------------
Profit from operations............................................................         28,106        311,180         404,264
Other income (expenses):
  Interest income.................................................................             --             --              --
  Interest expenses...............................................................         (5,376)        (9,111)             --
                                                                                        ---------      ---------    ------------
Income before income taxes........................................................         22,730        302,069         404,264
Income tax expense................................................................             --             --              --
                                                                                        ---------      ---------    ------------
Net income........................................................................      $  22,730      $ 302,069    $    404,264
                                                                                        =========      =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            E-NNOVATIONS.COM PVT LTD
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Share Capital                                           Total
                                                           ------------------        Additional     Accumulated   Stockholders'
                                                           Shares      Amount     Paid up Capital    Reserves        Equity
                                                           ------      ------     ---------------   ----------    -------------

Balance at December 31, 1996....................             105        $244      $       58,617    $ (40,384)    $     18,477
  Net income....................................              --          --                  --       22,730           22,730
                                                           ------      ------     ---------------   ----------    -------------
Balance at December 31, 1997....................             105         244              58,617      (17,654)          41,207
  Net income....................................              --          --                  --      302,069          302,069
                                                           ------      ------     ---------------   ----------    -------------
Balance at December 31, 1998....................             105         244              58,617      284,415          343,276
  Net income....................................              --          --                  --      404,264          404,264
                                                           ------      ------     ---------------   ----------    -------------
Balance at December 31, 1999....................             105        $244      $       58,617    $ 688,679     $    747,540
                                                           ======      ======     ===============   ==========    =============


The accompanying notes are an integral part of these consolidated financial statements.

                            E-NNOVATIONS.COM PVT LTD

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended December 31,
                                                                                          ------------------------------------
                                                                                             1997         1998          1999
                                                                                          ----------  -----------   ----------
Cash flows from operating activities:
Net income.......................................................................          $ 22,730    $ 302,069     $ 404,264
Adjustments to reconcile net income to cash provided by (used in)
  operating activities
  Depreciation...................................................................            14,203       16,415        62,318
  Changes in assets and liabilities:
     Increase in current assets..................................................           (81,999)    (344,417)     (178,873)
     Increase in current liabilities.............................................            36,383       44,925       (92,151)
                                                                                           ----------  -----------   ----------
       Net cash provided by (used in) operating activities.......................            (8,683)      18,992       195,558
Cash flows from investing activities:
Purchases of property and equipment..............................................           (26,496)     (23,970)     (153,529)
                                                                                           ----------  -----------   ----------
       Net cash used in investing activities.....................................           (26,496)     (23,970)     (153,529)
Cash flows from financing activities:
Proceeds (repayment) of loan.....................................................            33,256       31,236       (64,492)
                                                                                           ----------  -----------   ----------
       Net cash provided by (used in) financing activities.......................            33,256       31,236       (64,492)
                                                                                           ----------  -----------   ----------
Net increase (decrease) in cash and cash equivalents.............................            (1,923)      26,258       (22,463)
Effect of foreign currency exchange rates on cash and cash equivalents...........                --           --            --
  Cash and cash equivalents, at beginning of the year............................               265       (1,658)       24,600
                                                                                           ----------  -----------   ----------
  Cash and cash equivalents, at end of the year..................................          $ (1,658)   $  24,600     $   2,137
                                                                                           ==========  ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            E-NNOVATIONS.COM PVT LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Nature of Operations

         e-nnovations.com Pvt Ltd is an Internet software solutions provider and it develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations.

Organization and Basis of Presentation

         The financial statements have been prepared under the historical cost convention, in accordance with the generally accepted accounting principles in the United States.

         All expenses are accounted for on accrual basis.

Revenue Recognition

         The Company derives its revenue primarily from software licenses, maintenance and service contracts and hardware sales. Software license revenues are mainly derived from the licensing and service of industry-specific software applications, primarily the sale of upgrades to existing customers. Maintenance and service contract revenues are primarily derived from ongoing support of installed software, and training, consulting and implementation services. Hardware sales revenues are primarily derived from the sale of third-party hardware to customers requiring turnkey solutions.

         Software license revenues consist of sales of software licenses which, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. When contracts do require significant production, modification or customization of software, the Company recognizes revenue under the percentage of completion method. In 1999, software license revenues were recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions." The Company believes it is currently in compliance with SOP 97-2, as modified by SOP 98-9.

Foreign Currency

         The functional currency of the Company and its subsidiaries is the Indian Rupee. For reporting purposes, the financial statements are presented in United States dollars and in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation".

         Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

Cash Equivalents

         Cash   equivalents   consist   of  highly   liquid   investments   with
insignificant interest rate risk and a maturity date of three months or less when purchased. They are carried at cost, which approximates fair value.

Inventory

         Inventory is comprised of finished goods held for resale and maintenance parts. Finished goods held for resale are stated at the lower of cost or net realizable value. Cost is determined on a first-in first-out basis, and includes all direct costs incurred and attributable production overheads. Net realizable value is based on estimated selling price net of completion and disposal costs. Maintenance parts are valued at cost and are depreciated over a three-year period.

Property and Equipment

         Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements............  shorter of the lease term or economic life
Fixtures and equipment............  three to five years
Motor vehicles....................  four years

Impairment of Long-lived Assets

         In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair market value of the asset would be compared to the asset's carrying value to determine if a write-down to the lower of carrying value or market value is required.

Income Taxes

         The Indian government, as a means of encouraging exports, provides significant tax incentives and exemptions. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Inventory

         Inventory consists of the following (in thousands):

                                                  December  31,
                                                -------------------
                                                 1998         1999
                                                ------      -------
Finished goods held for resale.............     $   79      $    81
Maintenance parts..........................         14           34
                                                ------      -------
                                                $   93      $   115
                                                ======      =======

3. Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                    December  31,
                                                -------------------
                                                 1998         1999
                                                ------      -------
Fixtures and equipment....................      $  158      $   303
Motor vehicles............................          --            8
                                                ------      -------
                                                   158          311
Less accumulated depreciation.............         123          185
                                               -------      -------
                                               $    35      $   126
                                               =======      =======

         Depreciation expense was $14, $16 and $62 for the years ended December 31, 1997, 1998 and 1999, respectively.

4. Segment Reporting Information

         The following table represents revenue by country based on country of customer domicile and long-lived assets by country based on the location of the assets:


                                                    Revenue                               Long-lived Assets
                                      ---------------------------------------  ----------------------------------
                                             Year Ended December 31,                         December 31,
                                      ---------------------------------------  ----------------------------------
                                         1997         1998          1999          1997        1998        1999
                                      ----------   ----------   -------------  ----------  ----------  ----------
Europe.........................        $ 268,491    $ 470,634   $     764,761   $  2,105    $  5,237    $  25,225
Asia...........................          119,503      329,444       1,835,426     25,254      29,677      100,900
Rest of world..................           67,355      141,190         458,856         --          --           --
                                       ---------    ---------   -------------   --------    --------    ---------
                                       $ 455,349    $ 941,268   $   3,059,043   $ 27,359    $ 34,914    $ 126,125
                                       =========    =========   =============   ========    ========    =========


          UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

         The unaudited pro forma condensed combined financial information for AremisSoft Corporation (the "Company") set forth below gives effect to the acquisition of e-nnovations.com Pvt Ltd ("e-nnovations.com"). The historical financial information set forth below has been derived from, and is qualified by reference to, the financial statements of the Company and e-nnovations.com and should be read in conjunction with those financial statements and the notes thereto included elsewhere herein. The unaudited pro forma condensed combined financial information presents the combined results of operations of the companies for the year ended December 31, 1999, giving effect to the Company's acquisition of e-nnovations.com as if such acquisition had been consummated as of January 1, 1999 under the purchase method of accounting. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The unaudited pro forma condensed combined financial information does not purport to represent what the consolidated results of operations or financial condition of the Company would actually have been if the e-nnovations.com acquisition had in fact occurred on January 1, 1999 nor does it purport to be indicative of the consolidated results of operations or financial condition of the Company that may be achieved in the future.


                          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                           Year Ended December  31, 1999
                                                         ------------------------------------------------------------------------
                                                                                                         Pro Forma     Pro Forma
                                                          AremisSoft   e-nnovations.com    Combined     Adjustments     Combined
                                                         ------------  -----------------  ----------    ------------   ----------
                                                                         (In thousands, except per share data)
Revenues:
Software licenses....................................    $    37,224    $   2,343         $  39,567     $   (109)      $  39,458
Maintenance and services.............................         30,435          234            30,669          (11)         30,658
Hardware and other...................................          5,727          483             6,210          (23)          6,187
                                                         ------------  -----------------  ----------    ------------   ----------
          Total revenues.............................         73,386        3,059            76,445         (143)         76,302
                                                         ------------  -----------------  ----------    ------------   ----------
Cost of revenues:
Software licenses....................................          4,468          729             5,197          (79)          5,118
Maintenance and services.............................          8,620          167             8,787           (8)          8,779
Hardware and other...................................          3,625          416             4,041          (20)          4,021
Amortization of purchased software and
  capitalized software development cost..............             98           --               298           --             298
                                                        ------------  -----------------  ----------    ------------   ----------
          Total cost of revenues.....................         17,011        1,312            18,323         (107)         18,216
                                                        ------------  -----------------  ----------    ------------   ----------
Gross profit.........................................         56,375        1,747            58,122          (36)         58,086
                                                        ------------  -----------------  ----------    ------------   ----------
Operating expenses:
Sales and marketing..................................         25,518          219            25,737          (10)         25,727
Research and development.............................          5,916          986             6,902           --           6,902
General and administrative...........................          7,108          137             7,245           (6)          7,239
Profit on disposition of subsidiary..................            (42)          --               (42)          --             (42)
Amortization of intangible assets....................             --           --                --        4,603           4,603
                                                         ------------  -----------------  ----------    ------------   ----------
          Total operating expenses...................         38,500        1,342            39,842        4,587          44,429
                                                         ------------  -----------------  ----------    ------------   ----------
Profit from operations...............................         17,875          404            18,279       (4,622)         13,657
Other income (expense):
  Interest expense, net..............................            661           --               661           --             661
                                                         ------------  -----------------  ----------    ------------   ----------
Income before income taxes...........................         17,214          404            17,618       (4,622)         12,996
Income tax expense...................................          5,097           --             5,097           --           5,097
                                                         ------------  -----------------  ----------    ------------   ----------
Income after taxes before extraordinary item.........         12,117          404            12,521       (4,622)          7,899
  Extraordinary item-gain on debt forgiveness........          1,163           --             1,163           --           1,163
                                                         ------------  -----------------  ----------    ------------   ----------
Net income...........................................    $    13,280    $     404          $ 13,684     $ (4,622)      $   9,062
                                                         ============  =================  ==========    ============   ==========
Basic earnings per share before extraordinary item...
                                                         $      0.95                                                   $    0.62
                                                         ============                                                  ==========
Diluted earnings per share before extraordinary item.
                                                         $      0.90                                                   $    0.59
                                                         ===========                                                   ==========
Basic earnings per share after extraordinary item....
                                                         $      1.04                                                   $    0.71
                                                         ===========                                                   ==========
Diluted earnings per share after extraordinary item..
                                                         $      0.99                                                   $    0.68
                                                         ===========                                                   ==========
Basic weighted average shares outstanding............         12,762                                                      12,762
Diluted weighted average shares outstanding..........         13,405                                                      13,405



 The accompanying notes are an integral part of this unaudited pro forma condensed combined financial information.

                        NOTES TO THE UNAUDITED PRO FORMA
                    CONDENSED COMBINED FINANCIAL INFORMATION

       In December 1999, the Company acquired all the issued and outstanding common stock of e-nnovations.com in exchange for approximately $14.5 million in cash. The acquisition has been accounted for using the purchase method of accounting. The operations of e-nnovations.com are included in the historical consolidated financial statements of the Company from the date of acquisition. The excess of purchase price over net assets acquired amounted to approximately $13.8 million and has been temporarily allocated to goodwill. Management is currently evaluating the allocation of goodwill to certain identifiable intangible assets. Amortization of goodwill and identifiable intangible assets is being provided on a straight line basis over three years. An adjustment has been made to the unaudited pro forma condensed combined financial information to record $4,603,000 of amortization expense in 1999.

         The accompanying historical financial statements of the Company include the operations of e-nnovations.com from December 17, 1999, the date of acquisition. The accompanying historical financial information of e-nnovations.com reflect the operations of e-nnovations.com for the full 1999 year. Accordingly, a pro forma adjustment has been made to exclude 14 days of operations of e-nnovations.com included in both entities historical figures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table lists our current executive officers, directors and other key employees:


       Name                                   Age                               Position(s)
----------------------------                 -----     ----------------------------------------------------------
Dr. Lycourgos K. Kyprianou                     45      Chairman of the Board and Chief Executive Officer

Roys Poyiadjis                                 34      President and Vice Chairman of the Board

Michael A. Tymvios                             37      Chief  Financial Officer

Noel R. Voice                                  58      Chief Operating Officer, Secretary and Director

M.C. Mathews                                   35      General Manager of Group Software Development and Director

Barry J. Crowe                                 55      General Manager of Manufacturing Systems

Dennis Badman                                  53      General Manager of Healthcare Systems

Michael J. Gadbury                             52      General Manager of Hospitality Systems

Brian Rogers                                   59      General Manager of Construction Systems

Dann V. Angeloff                               64      Director

George H. Ellis                                51      Director

H. Tate Holt                                   48      Director

Theodoros Fessas                               48      Director

George Papadopoulos                            53      Director

John Malamas                                   52      Director



     Dr. Lycourgos K. Kyprianou has served as our chairman of the board and chief executive officer since October 1997 and has served as chairman of the board and managing director of our subsidiaries and predecessors since 1978. Dr. Kyprianou is the sole founder of our worldwide business, including our software development and support facility in India. Dr. Kyprianou received a bachelor of science degree with first class honors in computer science from the University of London and a doctorate in philosophy (computer science) from Cambridge University.

     Roys Poyiadjis has served as our president and vice chairman of the board since June 1998 and our chief financial officer from October 1998 through September 1999. From 1997 to 1998, Mr. Poyiadjis served as a partner of Alpha Capital Limited, an investment banking firm primarily focused on investments in technology companies. From 1995 to 1996, he served as a director of Lehman Brothers International Ltd. and from 1993 to 1995 he served as an associate with Morgan Stanley & Co. International Limited. Mr. Poyiadjis received a bachelor of science (honors) degree in communications engineering from the University of Kent and a masters degree in business administration from the London Business School.

     Michael A. Tymvios has served as our chief financial officer and senior vice president of finance since September 1999. From 1991 to 1999, Mr. Tymvios was a partner at Morison International, a certified public accounting firm. Prior to joining Morison International, he was a senior manager at Deloitte Haskins & Sells. He is a chartered certified accountant and a fellow member of the Chartered Association of Certified Accountants of the United Kingdom. Mr. Tymvios received a bachelor of science (honors) degree in economics from the University of Athens.

     Noel R. Voice has served as a director since June 1998 and as our chief operating officer and secretary since October 1997. From 1992 to 1997, he served as the senior vice president of administration of our United Kingdom operations. From 1987 to 1992, he was founder and managing director of Noble Marketing Ltd., a sales and marketing consulting firm. From 1987 to 1989, he was managing director of Cara Consulting Ltd., a United Kingdom hotel systems company.

     M.C. Mathews has served as a director since April 1999 and has served as our general manager of group software development since October 1997. Since 1995, he has served as the managing director of software engineering of LK Global Software Engineering (India) Private Limited, one of our subsidiaries. From 1992 to 1995, he served as our group project manager. Prior to joining us in 1990, Mr. Mathews was employed as a programmer with Alphabetics Ltd., an IBM distributor in India. Mr. Mathews received a bachelor of science (honors) degree from Kerala and a masters of science degree in physics from Delhi Universities.

     Barry J. Crowe has served as our general manager of manufacturing systems since October 1997. Since 1995, Mr. Crowe served as project manager, account manager and managing director of one of our subsidiaries, LK Global Manufacturing Systems (UK) Limited. From 1992 to 1995, he was a managing director of BEC Group Limited, a manufacturing computer systems company that we acquired. From 1988 to 1991, he served as a consultant for the BM Group, plc, a construction company. Mr. Crowe is a chartered structural engineer.

     Dennis Badman has served as our general manager of healthcare systems since May 1999 and a senior manager of healthcare systems since August 1998. From 1994 to 1998, Mr. Badman served as general manager of LK Global Field Engineering, one of our subsidiaries. From 1989 to 1994, he served as the regional manager of Misys Computer Maintenance.

     Michael Gadbury has served as our general manager of hospitality systems since October 1997. From 1996 to 1998, he served as director of international business development of LK Global Hospitality Systems (UK) Limited, one of our subsidiaries, From 1993 to 1996, he served as our managing director. From 1984 to 1993, he was a managing director of IGS Leisure Technology Limited, a hotel computer systems company we acquired.

     Brian Rogers has served as our general manager of construction systems since October 1997. Since 1995, he has served as managing director of LK Global Construction Systems (UK) Limited, one of our subsidiaries. From 1978 to 1995, Mr. Rogers served as managing director for Briter Computer Systems Limited, a manufacturing computer systems company that was acquired by LK Global Construction Systems (UK) Limited, one of our subsidiaries.

     Dann V. Angeloff has served as a director since April 1999. Mr. Angeloff is the founder and president of The Angeloff Company, a corporate financial advisory firm, a position he has held since 1976. He also currently serves as a director of Public Storage, Inc., a New York Stock Exchange listed company, Nicholas/Applegate Growth Equity Fund, top jobs.net, plc, a company quoted on the Nasdaq National Market and various private companies. Mr. Angeloff is a former trustee of the University of Southern California and is a university counselor. He received a bachelor of science degree in business administration and a masters degree in finance from the University of Southern California.

     George H. Ellis has served as a director since April 1999. Mr. Ellis currently serves as executive vice president and chief operating officer of the Communities Foundation of Texas and is a founder and managing director of Chaparral Ventures, Ltd. Since 1996, he has provided consulting services to various technology related companies, and serves on the board of directors of Neon Systems, Inc., and several private companies. From 1986 to 1996, he was the chief financial officer of Sterling Software, Inc., a New York Stock Exchange listed company. Mr. Ellis is a certified public accountant and attorney. He received a bachelor of science degree in accounting from Texas Tech University and a juris doctor degree from the Southern Methodist University School of Law.

     H. Tate Holt has served as a director since April 1999. Since 1990, Mr. Holt has been president of Holt & Associates, a growth management consulting firm. From 1987 to 1990, he served as a senior vice president of Automatic Data Processing (ADP). Prior to 1987, Mr. Holt held positions in various senior sales, marketing and general management positions at IBM, Triad Systems Corporation and ADP. Mr. Holt is also a director of DBS Industries, Inc. and Onsite Energy Corporation. Mr. Holt received a bachelor of arts degree from Indiana University.

     Theodoros Fessas has served as a director since November 1999. Since 1981, Mr. Fessas has been a majority shareholder and president of several companies, including Info-quest, that comprise the QUEST Group, a diversified information technology and communications enterprise, headquartered in Athens, Greece. Prior to that, Mr. Fessas worked in the construction industry as an independent engineer while also serving as a scientific associate with the thermodynamics faculty of Metsovio University. Mr. Fessas received a bachelors of science degree in mechanical engineering from National Technical University of Athens and a master of science degree in thermodynamics from Birmingham University, England.

     George Papadopoulos has served as a director since November 1999. Mr. Papadopoulos was appointed as the managing director of Info-quest in February 2000. From 1977 to January 2000, he was the general manager of Info-quest. From 1995 to 1996, he served as the general manager of Decision System Integration, a subsidiary of Info-quest, and from 1985 to 1995, he was a founder and managing director of ABC Systems and Software. Mr. Papadopoulos received a degree in agricultural engineering from the University of Thessaloniki and a bachelors of arts degree in economics from the University of Athens.

     John Malamas has served as a director since November 1999. Since 1987, Mr. Malamas has served as the corporate administrator and finance manager of the QUEST Group. Mr. Malamas worked as a financial manager in various Greek and multinational companies from 1973 to 1987 when he joined the QUEST Group. From 1990 to 1992, he served as the general manager of Com-Quest. Mr. Malamas received a bachelors degree in business administration from University of Pireus.

Board of Directors

     Our board of directors consists of ten members, all of whom are elected for one-year terms at each annual meeting of stockholders. Holders of shares of common stock have no right to cumulative voting in the election of directors. Consequently, at each annual meeting, a majority of the stockholders are able to elect all of the directors.

Committees of the Board of Directors

  Audit Committee

     The audit committee of the board of directors makes recommendations regarding the retention of independent auditors, reviews the scope of the annual audit undertaken by our independent auditors and the progress and results of their work, and reviews our financial statements, internal accounting and auditing procedures and corporate program to ensure compliance with applicable laws. The members of the audit committee are Messrs. Angeloff, Ellis and Holt.

  Compensation Committee

     The compensation committee of the board of directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers our 1998 Stock Option Plan and other benefit plans, and considers other matters as may, from time to time, be referred to them by the board of directors. The current members of the compensation committees are Dr. Kyprianou and Messrs. Poyiadjis, Angeloff, Ellis and Holt.

Compensation of the Board of Directors

     Our directors who are not also our employees or employees of one of our subsidiaries receive $20,000 per year plus $1,000 for each board meeting attended and $1,000 for each committee meeting attended. Directors do not receive any other cash compensation for services as a director. All directors are reimbursed for their expenses incurred in attending meetings. Each outside director also receives, for each year of service as a director, options to purchase 20,000 shares of common stock. All options are granted at an exercise price equal to the fair market value of the common stock on the date of grant and vest at the rate of 33 1/3% per year commencing on the grant date.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by or paid to our chairman of the board and chief executive officer for 1997, 1998 and 1999 and our two other highest paid executive officers whose total salary and bonuses for 1999 exceeded $100,000. No other executive officer's total annual compensation for services rendered in all capacities for 1997, 1998 and 1999 exceeded $100,000.




                           Summary Compensation Table
                                                                                                      Long-Term
                                                                                                     Compensation
                                                                                                        Awards
                                                                                                      Securities
                                                                                                    -------------
                                                Annual  Compenation (1)            All Other         Underlying
                                            -------------------------------       ------------      --------------
Name and Principal Position                  Year      Salary        Bonus        Compensation         Options
----------------------------------------    ------    ---------    ---------      -------------     --------------

Dr. Lycourgos K. Kyprianou(2)...........     1999      $250,000     $300,000            --             700,000
  Chairman of the Board and                  1998      $250,000     $200,000            --                --
  Chief Executive Officer                    1997      $250,000     $200,000            --                --

Roys Poyiadjis .........................     1999      $200,000     $300,000            --             700,000
  President and Vice Chairman of                                                        --                --
  The Board

Noel R. Voice...........................     1999      $100,000     $ 50,000            --              60,000
   Chief Operating Officer, General
   Manager of Healthcare Systems
   and Secretary

--------------------------------------


(1) As translated into United States dollars based upon the average conversion rate in effect during each fiscal year.
(2) Does not include payment of business related expenses of $250,000 in each of 1997 and 1998.

                              Option Grants in 1999
                              ---------------------

         The following table provides information relating to stock options granted during the year ended December 31, 1999.

                                                      Individual Grants
                               ---------------------------------------------------------------
                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                Number of     Percent of Total                                 Annual Rates of Stock
                                Securities        Options                                     Price Appreciation For
                                Underlying       Granted to                                        Option Terms
                                 Options         Employees       Exercise Price   Expiration  -------------------------
         Name                  Granted (#)     In Fiscal Year      Per Share        Date            5%          10%
------------------------      ------------    ----------------   --------------  -----------  ------------  -----------


Dr. Lycourgos Kyprianou          400,000           17.48%           $  5.00        04/22/04      $552,563    $1,221,020
                                 300,000           13.11            $10.875        09/01/04       901,369     1,991,789
Roys Poyiadjis                   200,000            8.74            $  5.00        04/22/04       276,282    $  610,510
                                 500,000           21.85            $10.875        09/01/04     1,502,281     3,319,648
Noel R. Voice                     30,000            1.31            $  5.00        04/22/04        41,442    $   91,577
                                  30,000            1.31            $10.875        09/01/04        90,137       199,179


         The exercise price of each option was equal to the fair market value of our common stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 2,288,800 options granted to our employees under the 1998 Stock Option Plan and outside of this plan during the year ended December 31, 1999.

         Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the five-year term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

o Multiplying the number of shares of common stock subject to a given option by the exercise price,

o Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five-year term of the option, and

o    Subtracting from that result the aggregate option exercise price.

                          Fiscal Year End Option Values

         The following table sets forth for each of the executive officers named in the Summary Compensation Table the number and value of exercisable and unexercisable options for the year ended December 31, 1999.


                                          Number of Securities                       Value of Unexercised
                                      Underlying Unsecured Options             In-The-Money Options
                                          At December 31. 1999                      at December 31, 1999
                                   ------------------------------------     ------------------------------------
       Name                           Exercisable       Unexercisable           Exercisable        Unexercisable
----------------------------       ---------------    -----------------     ------------------   ---------------
Dr. Lycourgos Kyprianou               133,333            266,667             $  3,666,657.50       $ 7,333,342.50
                                      150,000            150,000                3,243,750.00         3,243,750.00

Roys Poyiadjis                         66,666            133,334                   1,833,315            3,666,685
                                      250,000            250,000                   5,406,250            5,406,250

Noel R. Voice                          10,000             20,000                     275,000              550,000
                                       15,000             15,000                     324,375              324,375


     Amounts shown under the column "Value of Unexercised In-The-Money Options at December 31, 1999," represent the difference between the fair market value of the shares of common stock underlying the options at December 31, 1999, $32.50 per share (the closing price on the last trading of 1999, as reported by the Nasdaq National Market) less the corresponding exercise price of such options.

1998 Stock Option Plan

     In October 1997, our board of directors adopted the 1998 Stock Option Plan, which provides for awards in the form of options, including incentive stock options and nonqualified stock options. Our directors, officers, employees and consultants are eligible for the grant of nonqualified stock options, while only our employees are eligible for the grant of incentive stock options. Options can have a term of up to ten years from the date of grant.

     The 1998 Stock Option Plan is administered by our compensation committee. The consideration for each award under the 1998 Stock Option Plan is established by the compensation committee, but in no event can the option exercise prices for incentive stock options be less than 100% of the fair market value of the common stock on the date of grant. Awards for employees have such terms and are exercisable in such manner and at a time as the compensation committee determines, subject to the terms of the plan.

     Our board of directors may amend the 1998 Stock Option Plan as desired without further action by our stockholders except as required by applicable law. The 1998 Stock Option Plan will continue in effect, unless terminated by our board of directors, for a term of ten years expiring in October 2007.

     As of December 31, 1999, options to purchase 1,487,950 shares of common stock were outstanding under the 1998 Stock Option Plan at a weighted exercise price of $6.2382 per share. In addition, we granted options outside the 1998 Stock Option Plan to purchase 800,000 shares of common stock at an exercise price of $10.875 per share. In February 2000, we granted options outside the 1998 Stock Option Plan to purchase an additional 750,000 shares of common stock at an exercise price of $35.00 per share.

Employment Agreements

     We have entered into employment agreements with Dr. Kyprianou and Mr. Poyiadjis. The employment agreements for Dr. Kyprianou and Mr. Poyiadjis expire on June 1, 2001. Each of the employment agreements may be terminated by us or the employee without cause (as defined in the employment agreements) upon 30 days notice, or for cause without notice. Under the terms of Dr. Kyprianou's employment agreement, Dr. Kyprianou is entitled to minimum annual compensation of $350,000 in 2000 and $400,000 in 2001. Under the terms of Mr. Poyiadjis' employment agreement, Mr. Poyiadjis is entitled to minimum annual compensation of $300,000 in 2000 and $350,000 in 2001. Under their employment agreements, Dr. Kyprianou and Mr. Poyiadjis are each entitled to receive a severance benefit equal to one times his annual compensation if terminated without cause and 2.99 times his annual compensation if terminated without cause within 180 days after a change in control. Each of these agreements also contain provisions prohibiting each of Dr. Kyprianou and Mr. Poyiadjis from competing with us during the term of their employment. The employment agreements with Dr. Kyprianou and Mr. Poyiadjis also provide that we will indemnify them for any losses, costs, damages or expenses incurred as a direct consequence of the discharge of their duties or by reason of their status as our agents.

     Dr. Kyprianou and Mr. Poyiadjis are also entitled to bonuses based on a bonus plan adopted by the compensation committee at its December 1999 meeting. Under this plan, Dr. Kyprianou and Mr. Poyiadjis are each entitled to receive a bonus based on our ability to meet earnings per share targets, as established by the board of directors or compensation committee. The bonus can be up to three times their 2000 annual salaries, but cannot exceed $1.4 million individually. In 1999, the compensation committee awarded each of Dr. Kyprianou and Mr. Poyiadjis a $300,000 bonus.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the board of directors consists of five directors including Dr. Kyprianou, our chief executive officer, and Mr. Poyiadjis, our president. A majority of the members of the compensation committee are non-employee directors and none of our executive officers serve on the board of directors or compensation committee of any other entities.

     In May 1998, we loaned approximately $2.6 million to Dr. Kyprianou. The loan accrued interest at the rate of LIBOR plus 2% per annum and was repaid in November 1999.

     During the third and fourth quarters of 1998, Mr. Poyiadjis made loans to us in the aggregate amount of approximately $1.7 million. The loans were reflected in a promissory note that accrued interest at the rate of LIBOR plus 2%. We repaid the loan in May 1999.

Limitation of Liability and Indemnification Matters

     We have adopted provisions in our certificate of incorporation that limit the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under Delaware law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability:

o    for any breach of their duty of loyalty to the company or its stockholders,

o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

o that arises under Section 174 of the Delaware General Corporation Law for unlawful payment of dividends or unlawful stock repurchases or redemptions, or

o for any transaction from which the director derived an improper personal benefit.

     Our certificate of incorporation and bylaws also provide for indemnification of our directors and officers to the fullest extent permitted by Delaware law. We have entered into separate indemnification agreements with some of our directors and officers that could require us, among other things, to indemnify such persons against some liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our certificate of incorporation and the indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The percentage of beneficial ownership for the following table is based on 15,201,595 shares of common stock outstanding as of March 14, 2000.

         Unless otherwise indicated, the address for each listed stockholder is: c/o AremisSoft Corporation, Goldsworth House, Denton Way, Woking, Surrey GU21 3LG, United Kingdom. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.


          Name of Beneficial Owner                   Number of Shares                Percent
----------------------------------------             ----------------               ---------

Dr. Lycourgos K. Kyprianou(1)...........                  7,637,379                   48.90%
Info-quest S.A.(2) .....................                  7,220,713                   47.50
    AL. Pantou 25
    Athens 17671 Greece
Roys Poyiadjis(3).......................                  1,162,953                    7.46
Michael A. Tymvios......................                     10,000                       *
Noel R. Voice...........................                     35,000                       *
M.C. Mathews............................                     35,000                       *
Dann V. Angeloff........................                     40,000                       *
George H. Ellis.........................                     25,000                       *
H. Tate Holt............................                     20,000                       *
All  directors  and  executive  officers as a
group  (8 persons)......................                  8,965,332                   55.54


-------------------------------------
(1) Represents shares held by LK Global (Holdings) N.V., for which Dr. Kyprianou has sole voting and investment power, and includes 3,732,923 shares held by Info-quest S.A. which is a party to a voting agreement with LK Global Holdings N.V. and Dr. Kyprianou.

(2) Represents 3,487,790 shares held by LK Global (Holdings) N.V., which is a party to a voting agreement with Info-quest.

(3) Represents shares held by Onyx Capital, Inc. for which Mr. Poyiadjis has sole voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Info-Quest Private Placement

         In October 1999, we raised approximately $17.6 million in a private placement of 1.6 million shares of our common stock to Info-quest S.A. Concurrent with the private placement, Info-quest acquired an additional 1.2 million shares of our common stock from LK Global (Holdings) N.V., a company controlled by Dr. Kyprianou, our chief executive officer. In connection with this private placement, we agreed to increase the size of our board of directors to ten and nominate three representatives of Info-quest to our board of directors so long as Info-quest holds twenty percent or more of our outstanding common stock. If we increase the size of our board of directors or Info-quest sells a portion of its shares, the number of directors it may nominate will be adjusted in accordance with the agreement. As a result of the private placement and concurrent purchase from LK Global (Holdings) N.V., Info-quest's holdings of our common stock exceeded twenty percent of the outstanding common stock. In accordance with the agreement, in November 1999 we increased the size of our board to ten directors and appointed three representatives of Info-quest:
Messrs. Fessas, Papadopolous and Malamas.

         We also granted Info-quest preemptive rights to acquire from us at anytime we make further issuances of our equity or convertible debt securities an amount of our securities necessary to maintain, after any future issuance, its percentage of ownership in us immediately before the issuance.

         Info-quest may require us to register under the Securities Act all or a portion of its shares at our expense. In addition if we propose to register any of our securities either for our own account or the account of others, Info-quest is entitled to include their shares in the registration at our expense. However, Info-quest agreed not to sell or transfer any of the shares sold it by us until October 2000 without our prior written consent if, after giving affect to the sale, Info-quest would hold less than twenty percent of our outstanding common stock. Finally, Info-quest granted us a right of first refusal with respect to any of the shares sold to it by us that it decides to sell in the future.

         In connection with the private placement to Info-quest in October 1999, Info-quest entered into a voting agreement with LK Global (Holdings) N.V., a company controlled by Dr. Kyprianou, our chief executive officer, in which Info-quest and LK Global (Holdings) agreed to vote all of our shares owned by them for a slate of directors, seven of which are nominated by us and three of which are nominated by Info-quest, for a total of ten directors. Pursuant to the voting agreement, both parties shall also agree on the voting of their shares on all other matters. If Info-quest and LK Global (Holdings) cannot agree on the voting of their shares for any particular matter, neither of the parties will vote their shares on that matter.

Officer Loans

         During the third and fourth quarters of 1998, Mr. Poyiadjis, our president, made loans to us in the aggregate principal amount of approximately $1.7 million. The loans were reflected in a promissory note dated December 31, 1998, bearing interest at the rate of LIBOR plus 2% per annum. We repaid the loan in May 1999 and the largest aggregate amount outstanding under the note at any time during 1999 was $1.8 million. The purpose of the loans made by Mr. Poyiadjis was to provide us with additional working capital.

         On May 15, 1998, we loaned $2.6 million to Dr. Kyprianou, our chief executive officer, which was evidenced by a promissory note. The loan was made to Dr. Kyprianou in order to provide temporary liquidity to Dr. Kyprianou. The loan accrued interest at the rate of LIBOR plus 2% per annum. Dr. Kyprianou repaid the loan in November 1999 and the largest aggregate amount outstanding under the note at any time during 1999 was $1.9 million.

         For a description of the employment and indemnification agreements we have entered into with some of our directors and executive officers, please see
Item 10 of this report entitled "Executive Compensation."

Registration Rights

         In connection with the private placement to third party investors of our common stock and a convertible note in 1998, we granted the investors registration rights. Pursuant to their registration rights, the holders thereof may require us to register all or a portion of their shares at our expense. In addition, if we propose to register any of our securities either for our own account or the account of others, these investors are entitled to include their shares in the registration at our expense.

         We have also entered into registration rights agreements with each of Dr. Kyprianou and Mr. Poyiadjis, who, as of March 14, 2000, beneficially own in the aggregate 4,267,410 shares of our common stock of which 4,071,980 shares are subject to the registration rights agreements, exclusive of the shares of Info-quest which Dr. Kyprianou may be deemed to beneficially own as a result of the voting agreement. Under these agreements, Dr. Kyprianou and Mr. Poyiadjis each have the right to require us to use our best efforts to register all or a portion of their 4,071,980 shares at our expense. In addition, if we propose to register any of our securities either for our own account or the account of others, Dr. Kyprianou and Mr. Poyiadjis are entitled to include their shares at our expense. Dr. Kyprianou and Mr. Poyiadjis' registration rights are assignable to parties who agree to be bound by the terms of registration rights.

         In connection with our initial public offering in April 1999, we issued warrants to Roth Capital Partners, Inc., formerly known as Cruttenden Roth Incorporated. The warrants are exercisable beginning April 27, 2000 and the holders have the right, subject to limitations, to require us to register the shares of our common stock issuable upon exercise of the warrants. The expense of one registration which is requested by Roth Capital Partners, Inc. will be borne by us. All expenses of any subsequent registration shall be borne by them. If we propose to register any of our securities either for our own account or the account of others, the holders are also entitled to include their shares at our expense.

         For a description of the registration rights granted to Info-quest, see "Info-quest Private Placement" above.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements

     1. The financial statements, as set forth under Item 8, are filed as part of this report on Form 10-K.

     2. Schedules II - Valuation and Qualifying Accounts for the year ended December 31, 1999 and 1998 are included herein and all other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or the related notes.

(b)  Report on Form 8-K

         On March 6, 2000, we filed with the Securities and Exchange Commission a Form 8-K/A amending a Form 8-K dated December 30, 1999 regarding the completion of the acquisition of ennovations.com. The purpose of the amendment was to file the financial information required by Item 7 of Form 8-K.

(c)  Exhibit Index

        Number        Description of Document

         2.1 Agreement of Merger between the Registrant and AremisSoft Corporation, a Nevada corporation dated March 5, 1999(1)
         2.2 Plan and Agreement of Reorganization between AremisSoft Corporation, a Nevada corporation and LK Global Information Systems, B.V.(1)
         2.3        Addendum  to  the  Plan  and  Agreement  of  Reorganization
                    between  AremisSoft  Corporation,   a  Nevada
                    corporation and LK Global Information Systems, B.V.(1)
         3.1        Certificate of Incorporation of the Registrant(1)
         3.2        Bylaws of the Registrant(1)
         4.1        Specimen Common Stock Certificate(1)
         4.2        Form of Warrant to purchase Common Stock(1)
        10.1        1998 Stock Option Plan(1)
        10.2        Form of Incentive Stock Option Agreement(1)
        10.3        Form of Nonqualified Stock Option Agreement(1)
        10.4 Employment Agreement with Dr. Lycourgos K. Kyprianou, Chairman of the Board and Chief Executive Officer(1)
        10.5 Employment Agreement with Roys Poyiadjis, President and Vice Chairman of the Board(1)

        10.6 Indemnification Agreement between the Registrant and Dr. Lycourgos K. Kyprianou(1)
        10.7       Indemnification Agreement between the Registrant and
                   Roys Poyiadjis(1)
        10.8 Convertible Promissory Note made by the Registrant in favor of Arthur Sterling and Marie Sterling(1)
        10.9 Registration Rights Agreement between the Registrant and Dr Lycourgos K. Kyprianou(1)
        10.10 Registration Rights Agreement between the Registrant and Roys Poyiadjis(1)
        10.11      Form  of  Registration   Rights   Agreement   between  the
                   Registrant and investors in the Registrant's October 1997 private placement(1)
        10.12 Form of Registration Rights Agreement between the Registrant and investors in the Registrant's February 1998 private placement(1)
        10.13      Stock  Purchase  Agreement  between the Registrant and
                   Info-quest SA(1)
        10.14 Contracts between the Registrant and the National Health Insurance Fund of Bulgaria(1)
        10.15 Share Purchase Agreement between the Registrant and e-nnovations.com(2)
        21.1       Subsidiaries  of  the  Registrant(1)
        27.1       Financial Data Schedule

---------------

(1) Previously filed with the Registrant's Registration Statement on Form S-1 (No. 333-31768) filed on March 6, 2000.

(2) Incorporated by reference to the Registrant's Form 8-K filed on December 29, 1999

      REPORT OF PANNELL KERR FORSTER, INDEPENDENT AUDITORS, ON SCHEDULE II

         We have audited the consolidated financial statements of AremisSoft Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated March 2, 2000 (included elsewhere in this report). Our audits also included the financial statement schedules listed in Item 8 of this report. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 /s/ PANNELL KERR FORSTER

 London, England
 March 5, 2000

                                   SCHEDULE II

            AREMISSOFT CORPORATION VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                        Add Items
                                                                        Charged to
                                                    Balance at          Costs and      Exchange                     Balance at
Description                                     Beginning of Period      Expenses     Difference    Deductions    End of Period
-----------                                     -------------------      --------     ----------    ----------    -------------
Year Ended December 31, 1997
Allowance for doubtful accounts                        $484                $560          $(16)         $  57           $971
Year Ended December 31, 1998
Allowance for doubtful accounts                         971                 110            10            452            639
Year Ended December 31, 1999
Allowance for doubtful accounts                         639                 652            19            765            507



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                           AREMISSOFT CORPORATION


                                      By: /s/ DR. LYCOURGOS K. KYPRIANOU
                                              ---------------------------
                                              Dr. Lycourgos K. Kyprianou,
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, which include the principal executive officer, the principal financial officer and a majority of the board of directors on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                        Date
------------------------------------                   ---------------


/s/ DR. LYCOURGOS K. KYPRIANOU                         March 30, 2000
------------------------------------
Dr. Lycourgos K. Kyprianou,
Chairman of the Board and
Chief Executive Officer


/s/ ROYS POYIADJIS                                     March 30, 2000
-----------------------------------
Roys Poyiadjis,
President and Vice Chairman of the Board


/s/ MICHAEL TYMVIOS                                    March 30, 2000
-----------------------------------
Michael Tymvios,
Chief Financial Officer


/s/ DANN V. ANGELOFF                                   March 30, 2000
-----------------------------------
Dann V. Angeloff,
Director

/s/ GEORGE H. ELLIS                                    March 28, 2000
-----------------------------------
George H. Ellis,
Director

/s/ TATE HOLT                                          March 28, 2000
----------------------------------
Tate Holt,
Director


/s/ NOEL VOICE                                         March 28, 2000
-----------------------------------
Noel Voice,
Director

/s/ M.C. MATHEWS                                       March 29, 2000
-----------------------------------
M.C. Mathews,
Director


/s/ THEODOROS FESSAS                                   March 30, 2000
-----------------------------------
Theodoros Fessas,
Director


/S/ GEORGE PAPADOPOULOS                                March 30, 2000
-----------------------------------
George Papadopoulos,
Director


/s/ JOHN MALAMAS                                       March 30, 2000
-----------------------------------
John Malamas,
Director