Form 10-Q
period 2000-03-31
AREMISSOFT CORP /DE/
filed 2000-05-12
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ to ___


                         Commission file number: 0-25713


                             AREMISSOFT CORPORATION
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                  68-0413929
   -----------------------------------                --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


Goldsworth House, Denton Way, Woking, Surrey, United Kingdom      GU21 3LG
-------------------------------------------------------------    ----------
           (Address of principal executive offices)               (Zip Code)

                               011-44-1483-885-000
               ---------------------------------------------------
               (Registrants telephone number, including area code)

                                       N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


       The number of shares outstanding of the Registrant's Common Stock:

           Class                             Outstanding at April 22, 2000
 -----------------------------               -----------------------------
 Common Stock, $.001 par value                         15,201,595

                             AREMISSOFT CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----
Item 1.   Financial Statements:

          Consolidated Balance Sheets as at                                           3
          March 31, 2000 and December 31, 1999

          Consolidated Statements of Operations                                       4
          for the three ended March 31, 2000 and March 31, 1999

          Consolidated Statements of Cash Flows                                       5
          for the three months ended March 31, 2000 and 1999

          Notes to Interim Consolidated Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial                           9
          Condition and Results of Operations


Item 3:   Quantitative and Qualitative disclosures about market risk                 14


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                            14

Item 2--Changes in Securities and Use of Proceeds                                    14

Item 3--Defaults upon Senior Securities                                              14

Item 4--Submission of Matters to a Vote of Security Holders                          14

Item 5--Other Information                                                            15

Item 6--Exhibits and Reports on Form 8-K                                             15

SIGNATURES                                                                           15



                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           AS AT DEC. 31        AS AT MARCH 31
                                                                                1999                  2000
                                                                           -------------        --------------
                              ASSETS                                                               (unaudited)
Current Assets
Cash and cash equivalents                                                  $    13,386          $     15,238
Accounts receivable, less allowances for doubtful accounts
  of $507 at Dec. 31,1999 and at March 31, 2000                                 18,115                19,648
Accounts receivable - disposition proceeds                                       2,592                     -
Other receivables                                                                  705                 1,129
Inventory                                                                        1,603                 1,287
Deposits paid on service and maintenance contracts                               3,712                 2,736
Prepaid expenses and other assets                                                2,423                 1,832
                                                                           -------------        --------------
Total Current Assets                                                            42,536                41,870
                                                                           -------------        --------------
Investments                                                                      1,803                 1,803
Property and equipment, net                                                      1,847                 1,960
Purchased and developed software, net of accumulated
Amortization of $5,893 and $ 5,967 at Dec. 31, 1999 and
  March 31, 2000 respectively.                                                     948                   874
Intangible assets, net of accumulated amortization of $11,534 and
  $12,685 at Dec. 31, 1999 and at March 31, 2000, respectively                  13,810                12,659
                                                                           -------------        --------------
Total assets                                                                    60,944                59,166
                                                                           =============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                 6,910                 4,154
Accrued payroll taxes                                                              574                   348
Accrued value added taxes                                                        1,055                   338
Accrued income taxes                                                             6,572                 7,196
Current portion of capital lease obligations                                        24                     -
Other accrued expenses                                                           2,371                 2,044
Bank loans and short term demand facility                                            -                     3
Deferred revenue                                                                 7,190                 6,255
                                                                           -------------        --------------
Total Current Liabilities                                                       24,696                20,338
Capital lease obligations, less current portion                                      2                     2
                                                                           -------------        --------------
Total liabilities                                                               24,698                20,340
                                                                           =============        ==============
Stockholders' equity
Preferred stock, par value $0.001; 15,000,000 authorized;
  no shares issued and outstanding at Dec. 31, 1999 and at
  March 31, 2000                                                                     -                     -
Common stock, par value $0.001; authorized 85,000,000 shares;
  15,192,831 and 15,201,595 shares issued and outstanding at
  Dec. 31, 1999 and at March 31, 2000, respectively                                 15                    15
Additional paid-in-capital                                                      57,325                57,400
Accumulated deficit                                                            (18,921)              (16,426)
Accumulated other comprehensive income                                          (2,173)               (2,163)
                                                                           -------------        --------------
Total stockholders' equity                                                      36,246                38,826
                                                                           -------------        --------------
Total liabilities and stockholders' equity                                 $    60,944          $     59,166
                                                                           =============        ==============



The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        For three months ended March 31
                                                                              1999             2000
                                                                           -----------       ----------
                                                                           (unaudited)       (unaudited)

Revenues
Software Licenses                                                          $    5,360         $ 11,137
Maintenance and Services                                                        6,274            9,132
Hardware and other                                                              1,478            1,248
                                                                           -----------        ---------
Total revenues                                                                 13,112           21,517

Cost of revenues
Software Licenses                                                                 716            1,192
Maintenance and Services                                                        1,987            2,822
Hardware and other                                                              1,037              988
Amortization of purchased software and capitalized software
Development cost                                                                   62               74
                                                                           -----------        ---------
Total cost of revenues                                                          3,802            5,076

Gross Profit                                                                    9,310           16,441
Operating Expenses
Sales and marketing                                                             4,865            8,053
Research and development                                                        1,464            1,853
General and administrative                                                      1,188            2,396
Amortization of intangible assets                                                  88            1,151
                                                                           -----------        ---------
Total operating expenses                                                        7,605           13,453

Profit from operations                                                          1,705            2,988
Other income (expense):
Interest expense, net                                                            (507)               -
Non operating income                                                                -              131
                                                                           -----------        ---------
Income before income taxes                                                      1,198            3,119
Income tax expense                                                                395              624
                                                                           -----------        ---------
Net income                                                                        803            2,495
                                                                           ===========        =========
Basic net income per share                                                 $     0.08         $   0.16
                                                                           ===========        =========
Diluted net income per share                                               $     0.08         $   0.14
                                                                           ===========        =========
Basic weighted average shares outstanding                                      10,000           15,202

Diluted weighted average shares outstanding                                    10,015           17,261




The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              For three months ended March 31
                                                                                     1999           2000
                                                                                 ------------    -----------
                                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              803         2,495
Adjustments  to  reconcile  net  income  to net cash
 provided  by in  operating activities:
Depreciation                                                                            250           188
Amortization                                                                            150         1,225

Changes in assets and liabilities:
Accounts receivable                                                                   1,316        (1,533)
Accounts receivable - disposition proceeds                                                -         2,592
Other receivables                                                                       (39)         (424)
Inventory                                                                              (303)          316
Deposits paid on service and maintenance contract                                     2,526           976
Prepaid expenses and other assets                                                      (905)          591
Accounts payable                                                                      1,145        (2,756)
Deferred revenue                                                                       (883)         (935)
Accrued taxes payable                                                                (1,307)         (319)
Other accrued expenses                                                               (1,336)         (327)
                                                                                 ------------    -----------
Net cash provided by operating activities                                             1,417         2,089
                                                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                    (461)         (301)
Loan to related party (net)                                                             (12)            -
                                                                                 ------------    -----------
Net cash (used in) investing activities                                                (473)         (301)
                                                                                 ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants                                                        -            75
Loan from related party                                                                  13             -
Principal payments of capital lease obligations                                           -           (24)
Short-term demand facility                                                                -             3
                                                                                 ------------    -----------
Net cash provided by financing activities                                                13            54
                                                                                 ------------    -----------
Net increase (decrease) in cash & cash equivalents                                      957         1,842
Effect of foreign currency exchange rates on cash and                                   (24)           10
cash equivalents
Cash and cash equivalents, at beginning of period                                       149        13,386
                                                                                 ------------    -----------
Cash and cash equivalents, at end of period                                      $    1,082       $15,238
                                                                                 ============    ===========
Supplemental disclosure:
Interest paid                                                                    $      507       $     0
Income taxes paid                                                                $        0       $   128


The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

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

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


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

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                  For three Months Ended
                                                                                          March 31
                                                                                     1999         2000
                                                                                   --------     ---------

Numerator used for both basic and diluted earnings per share                           803         2,495

Denominator for basic earnings per share:
  Weighted average shares outstanding                                               10,000        15,202
Denominator for diluted earnings per share:
  Denominator for basic earnings per share                                          10,000        15,202
  Effect of dilutive securities:
     Options and Warrants                                                               15         2,059
                                                                                   --------     ---------
                                                                                    10,015        17,261

Basic Earnings per share                                                             $0.08         $0.16
Diluted Earnings per share                                                           $0.08         $0.14




4.   COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 during 1999. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments.


Comprehensive income for the three months ended March 31, 1999 and 2000 are as follows (in thousands)

                                                      1999            2000
                                                      ----            ----

Net income                                           $ 803         $ 2,495
Foreign currency translation adjustments              (24)              10
                                                     -----         -------
Comprehensive income                                 $ 779         $ 2,505
                                                     -----         -------

5.   SEGMENT REPORTING INFORMATION

The Company has adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" during 1999, which changes the way the Company reports certain information about its operating segments.

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

Within each industry, the Company has adopted tailored sales and marketing strategy. This strategy includes advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, the Company has developed corporate sales and marketing materials as well as general financial and technical materials that are distributed to each of our subsidiaries for inclusion in their sales materials, thereby promoting a consistent portrayal of our image and products. The Company markets its products primarily through a direct sales force in each of the industries. In the manufacturing and hospitality industries, the Company also relies, to a limited extent, on distributors to sell our products.

The accounting policies adopted by each industry are the same as those described in the summary of significant accounting policies. Management evaluates performance based on profit/(loss) from operations before interest and income taxes.



Summarized financial information concerning our reportable segments is shown in the following table:



                                         MANUFACTURING   HEALTHCARE  HOSPITALITY  CONSTRUCTION       OTHER         TOTAL


Segmental analysis for the three months ended March 31, 2000


Revenues from external customers             $6,797        $6,786        $5,199        $1,555        $1,180       $21,517
Depreciation and amortization                   326           358           333            75           321         1,413
Profit (loss) from operations                 1,544           682           756           155          (149)        2,988
Total segment assets                         16,875        14,124        12,787         3,347        12,033        59,166


Segmental analysis for the three months ended March 31, 1999

Revenues from external customers             $4,145        $3,984        $3,438        $1,102          $443       $13,112
Depreciation and amortization                    72            84            80            17           147           400
Profit (loss) from operations                   942           344           451           101          (133)        1,705
Total segment assets                         11,803         6,302         5,977         1,227         1,054        26,363


The following table represents revenue by country based on country of customer domicile and long-lived assets by country on the location of the assets.

                                   Revenues            Long-Lived Assets
                           -------------------------  -----------------------
                           Mar 31,1999  Mar 31, 2000  Mar 31,1999 Mar 31,2000
                           -----------  ------------  ----------- -----------

    United Kingdom         $   7,748    $    8,856     $ 1,886     $ 1,536
    Rest of Europe             3,257         7,160         465         470
    United States                378           666         124          98
    Asia                         449         1,590         532      15,178
    Rest of World              1,280         3,245          10          14
                           -----------  ------------  ----------- -----------
                           $  13,112    $   21,517     $ 3,017     $17,296
                           -----------  ------------  ----------- -----------

6.   SUBSEQUENT EVENT

In December 1999 AremisSoft Corporation reported on its balance sheet an investment in Globalsoft.com with cost value of $1.8 million. On April 27th
Globalsoft's IPO was declared effective on the Cyprus stock exchange giving AremisSoft's holding in Globalsoft.com a market value of approximately $110 million.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined in the section entitled "Risk Factors" in our Form 10-K Annual Report for the year ended December 31, 1999 and the risks discussed in our other Securities and Exchange Commission filings, that may cause our or our industries actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not intend to update any of these forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, including this and following quarterly reports on Form 10-Q and any current reports on Form 8-K.

As used in this report, the terms "we," "us," "our," "AremisSoft" and the "Company" mean AremisSoft Corporation and its subsidiaries, unless otherwise indicated.

OVERVIEW

We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, healthcare,
hospitality  and  construction   industries.   Our  fully-integrated   suite  of
Internet-enabled products allows our customers to manage and execute many mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution which can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. To date, we have licensed our software applications to more than 6,000 customers in over twenty countries.

Our software applications use our internally developed three-tiered, object oriented software architecture, which we call the Aremis architecture. This architecture enables us to develop software solutions rapidly and cost-effectively by taking advantage of the common requirements of customers in our target markets. In addition, we believe that, with 212 developers based in our facilities in India, we have established a cost-effective model for implementing, supporting and enhancing our software applications

In the past six years, we have experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $73.4 million in 1999. During this period, we successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, we sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. Our software development and support facility in India provides us with access to highly-skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

Our objective is to be a leading provider of enterprise-wide applications software in the Targeted Markets. Our strategy for achieving this objective includes (i) targeting mid-sized organizations, including divisions and business units of larger companies, (ii) focusing on strategic markets, (iii) leveraging our cost-efficient India operations, (iv) capitalizing on our investment in the Aremis Architecture, (v) expanding our marketing, sales, support and service capabilities and (vi) acquiring related software businesses, products or technologies.

RESULTS OF OPERATIONS

Revenues

Total revenues increased 64.1% to $21.5 million for the three months ended March 31, 2000 from $13.1 million for the three months ended March 31, 1999. This increase was due to higher software license revenues as a result of an increase in the sale of higher margin licenses, and associated maintenance and service contract revenues and also the effect of additional revenue of e-nnovations.com of $ 1.2 million. The effect of the e-nnovations.com acquisition on revenues is mainly reflected in the three months ended March 31, 2000, since the acquisition of e-nnovations.com was recorded in December 1999.

Software license revenues increased 107.8% to $11.1 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. This increase was primarily due to the growth in the number of installed customers, increased sales of licenses for our Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues increased to 51.8% for the three months ended March 31, 2000 from 40.9% for the period ended March 31, 1999.

Maintenance and service contract revenues increased 45.6% to $9.1 million for the three months ended March 31, 2000 from $6.3 million for the three months ended March 31, 1999, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues decreased to 42.4% for three months ended March 31, 2000 from 47.9% for the period ended March 31, 1999.

Hardware and other revenues decreased 15.6% to $1.2 million for the three month ended March 31, 2000 from $1.5 million for the three month ended March 31, 1999. As a percentage of total revenues, hardware and other revenues decreased to 5.8% for the three months ended March 31, 2000 from 11.3% for the three months ended March 31, 1999, reflecting our strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

The cost of revenues increased 33.5 % to $5.1 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999. As a percentage of total revenues, cost of revenues decreased to 23.6% for the three month ended March 31, 2000 from 29.0% for the three months ended March 31, 1999. The effect of e-nnovations.com on the cost of revenue was $ 0.3 million for the three months ended March 31, 2000.

Software license costs increased 66.4% to $1.2 million for the three months ended March 31, 2000 from $0.72 million for the three months ended March 31, 1999. This increase was primarily due to the growth in the number of installed customers, increased sales of licenses for our Aremis 4.0 products. As a percentage of total revenues, license costs remained at 5.5% for both the period ended March 31, 2000 and March 31, 1999.

Maintenance and service contract costs increased 42.1% to $2.8 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract costs decreased to 13.1% for three months ended March 31, 2000 from 15.2% for 1999.

Hardware and other costs decreased 4.8% to $1.0 million for the three month ended March 31, 2000 from $1.04 million for the three month ended March 31, 1999. As a percentage of total revenues, hardware and other costs decreased to 4.6% for the three months ended March 31, 2000 from 7.9% for the three months ended March 31, 1999, reflecting our strategy to reduce the sale and installation of lower margin third-party hardware.

Sales and Marketing

Sales and marketing expenses consist primarily of expenses related to sales and marketing, personnel, advertising, promotion, trade shows participation and public relations.

Our sales and marketing expenses increased 65.5% to $8.1 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999, primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses increased to 37.4% for three months ended March 31, 2000, from 37.1% for the three months ended March 31, 1999.

Research and Development

Our research and development expenses increased 26.6% to $1.9 million for the period ended March 31, 2000 from $ 1.5 million for the three months ended March 31, 1999. As a percentage of total revenues, research and development expenses decreased to 8.6% for the three months ended March 31, 2000 from 11.2% of revenues for the three months ended March 31, 1999. The decrease was primarily due to a significant portion of the planned expenditures relating to our new generation of software products having been incurred in prior accounting periods.

General and Administrative

General and administrative expenses increased 101.7% to $2.3 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. As a percentage of total revenues, general and administrative expenses increased to 11.1% for the three months ended March 31, 2000 from 9.1% for the three months ended March 31, 1999. The increase was primarily due to an increase in operational and geographical activities compared to the previous period.

Amortization of Intangible assets

Amortization of intangible assets increased to $ 1.2 million for the three months ended March 31, 2000 from approximately $ 88,000 for the three months ended March 31, 1999. The increase in amortization of intangible assets was due to the goodwill recorded on the acquisition of e-nnovations.com in December 1999.

Net Interest Expense

Net interest expense reflects interest on our credit facilities, as reduced by interest income on cash balances. Net interest expense was $0 million for the three months ended March 31, 2000 as compared to $0.5 million for the three months ended March 31, 1999. The decrease was primarily due to the repayment of short and long term loans in 1998.

We received approximately $ 0.13 million net interest from deposits during the three months ended March 31, 2000.

Income Tax Provision

There is a provision for income taxes for the three months ended March 31, 2000 of $0.6 million. There was a provision for income taxes for $0.4 million the three months ended March 31, 1999. The increase in income taxes resulted from the increase in our profitability in 2000. Our effective tax rate was assumed at 20%.

Recoverability of the deferred tax asset derived mainly from operating loss carry forwards in the United Kingdom has been reviewed at March 31, 2000, and although certain subsidiaries generated taxable income in the three months ended March 31, 2000, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by our principal stockholder. As of March 31, 2000, we had $15.2 million of cash and cash equivalents. We had a working capital surplus of $ 21.5 million as of March 31, 2000.

We believe that the existing cash and cash equivalents, will be sufficient to meet our working capital and currently planned expenditure requirements for the next nine months. We may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in our business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to us at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to our stockholders.

We had an operating cash flow surplus of $2.1 million for the three months ended March 31, 2000. This surplus was primarily due to operating profits and a decrease in accounts receivable - disposition proceeds, partially offset by an increase in trade accounts receivable and a decrease in accounts payable. We had an operating cash flow surplus of $1.4 million for the three months ended March 31, 1999. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $19.6 million for March 31, 2000 from $14.9 million for March 31, 1999. Accounts receivable at December 31, 1999 were $ 18.1 million. The average days sales outstanding was 103 days for the three months ended March 31, 1999 and 83 days for the three months ended March 31, 2000. The increase in receivables was due to an increase in the sales for the period. The decrease in average sales days outstanding reflects the higher collection rate of accounts receivable.

Accrued taxes increased from $3.0 million at March 31, 1999 to approximately $7.9 million at March 31, 2000. The increase was primarily due to increase in income tax of company due to higher profits.

We utilized cash for investing activities of $0.3 million and $0.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively, primarily the result of purchases of property and equipment.

Net cash provided by financing activities was approximately $54,000 and $ 13,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. For the three months ended March 31, 2000, cash provided by financing activities resulted from proceeds received from the exercise of warrants, partially offset by the repayment of capital lease obligations.

EURO CONVERSION

In January 1999, the Euro was introduced as the currency of a number of participating nations in the European Union. Although the United Kingdom is not currently a participating nation, the introduction of the Euro raises conversion issues for business transacted with entities in participating nations. Our products either include or have been upgraded to include the Euro and we do not believe that the Euro conversion has had or will have a material adverse effect on our business. Because our critical internal systems have been modified to accommodate a conversion to the Euro, we believe we are adequately prepared in the event the United Kingdom converts to the Euro in the future.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

A significant portion of our business is conducted in currencies other than the United States dollar. As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not currently engage in hedging transactions designed to manage currency fluctuation risks.


Interest Rate Sensitivity

Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our credit facilities. Interest rates on our credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in our interest expense. As of March 31, 2000, we had no borrowings outstanding under our credit facilities.


PART II - OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

None


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We issued 8,764 shares of our Common Stock at $8.56 per share in connection with the exercise of outstanding warrants during the three months ended March 31, 2000. Consequently, we received approximately $75,020 from the proceeds of those exercises. The proceeds were used for working capital and other general corporate purposes. The shares were issued in reliance upon the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Regulation S promulgated thereunder.


Item 3:  DEFAULTS UPON SENIOR SECURITIES.

None


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

None

Item 5:  OTHER INFORMATION

None

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

None

                                                    SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                              AREMISSOFT CORPORATION,
                                              a Delaware Corporation


Date:  May 12, 2000                           /s/ DR. LYCOURGOS KYPRIANOU
                                              --------------------------------
                                              Dr. Lycourgos Kyprianou
                                              Chairman of the Board &
                                              Chief Executive Officer





Date:  May 12, 2000                           /s/ MICHAEL TYMVIOS
                                              --------------------------------
                                                  Michael Tymvios
                                                  Chief Financial Officer