Form 10-Q
period 2000-06-30
AREMISSOFT CORP /DE/
filed 2000-08-14
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                             Commission file number: 333-58351

                             AREMISSOFT CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                 7372                      68-0413929
        -------------------------------        -----------------------------     --------------------
       (STATE OR OTHER JURISDICTION OF         (PRIMARY STANDARD INDUSTRIAL       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              CLASSIFICATION CODE)           IDENTIFICATION NO.)


                             AremisSoft Corporation
                               Sentry Office Plaza
                          216 Haddon Avenue, Suite 607
                               Westmont, NJ 08108
                                  856-869-0770
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
           -------------------------------------------------------------

                           Dr. Lycourgos K. Kyprianou
                                    Chairman
                             AremisSoft Corporation
                               Sentry Office Plaza
                          216 Haddon Avenue, Suite 607
                               Westmont, NJ 08108
                                  856-869-0770
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
             --------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]        No [ ]

The number of shares outstanding of the Registrant's Common Stock on July 17, 2000 was 15,298,394 shares.

                             AREMISSOFT CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                                          PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets as at                                               3
          June 30, 2000 and December 31, 1999

          Consolidated Statements of Operations                                           5
          for the three months and six months ended June 30, 2000
          and June 30, 1999

          Consolidated Statements of Cash Flows                                           6
          for the six months ended   June 30, 2000 and June 30, 1999

          Notes to Interim Consolidated Financial Statements                              7


Item 2.   Management's Discussion and Analysis of Financial                               9
               Condition and Results of Operations


Item 3:     Quantitative and Qualitative disclosures about market risk                   15


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                                15

Item 2--Changes in Securities and Use of Proceeds                                        15

Item 3--Defaults upon Senior Securities                                                  15

Item 4--Submission of Matters to a Vote of Security Holders                              15

Item 5--Other Information                                                                15

Item 6--Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                               16


                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  AS AT DEC.31      AS AT JUNE 30
                                                                                      1999              2000
                                                                                 --------------     --------------
                                                                                                      (unaudited)
                                     ASSETS
Current assets
Cash and cash equivalents                                                         $    13,386         $    18,932
Accounts receivable, less allowances for doubtful accounts
of $507 at Dec 31,1999 and June 30, 2000                                               18,115              23,648
Accounts receivable - disposition proceeds                                              2,592                   -
Other receivables                                                                         705                 959
Inventory                                                                               1,603               1,207
Deposits paid on services and maintenance contracts                                     3,712               2,650
Prepaid expenses and other assets                                                       2,423               1,818
                                                                                 --------------     --------------
Total Current assets                                                                   42,536              49,214
                                                                                 ==============     ==============
Investments                                                                             1,803               1,689
Property and equipment, net                                                             1,847               2,003
Purchased and developed software, net of accumulated
Amortization of $5,893 and $6,043 at Dec. 31,1999 and
June 30, 2000 respectively.                                                               948                 798
Intangible assets, net of accumulated amortization of $ 11,534
and $13,836 at Dec 31, 1999 and June 30, 2000 respectively                             13,810              11,508
                                                                                 --------------     --------------
Total assets                                                                           60,944              65,212
                                                                                 ==============     ==============
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable                                                                        6,910               3,959
Accrued payroll taxes                                                                     574                 614
Accrued value added taxes                                                               1,055                 185
Accrued income taxes                                                                    6,572               8,452
Current portion of capital lease obligations                                               24                  26
Other accrued expenses                                                                  2,371               2,557
Deferred revenue                                                                        7,190               6,359
                                                                                 --------------     --------------
Total Current liabilities                                                              24,696              22,152
                                                                                 ==============     ==============
Capital lease obligations, less current portion                                             2                  78
Total  liabilities                                                                     24,698              22,230
                                                                                 ==============     ==============




                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  AS AT DEC.31      AS AT JUNE 30
                                                                                      1999              2000
                                                                                 --------------     --------------
                                                                                                      (unaudited)

Stockholders' equity

Series-A convertible preferred stock, par value $0.001; Authorized 2,100 shares;
no shares issued and  outstanding  Liquidating  preference at par value Series-B convertible  preferred  stock,  par value $0.001;  authorized  3,500 shares ; no shares issued and outstanding, liquidating
Preference at par value                                                                     -                   -
Common stock, par value $0.001; authorized 85,000 shares;
15,193 and 15,298 shares issued and outstanding at Dec. 31,
1999 and June 30, 2000, respectively                                                       15                  15
Additional paid-in capital                                                             57,325              57,884
Accumulated deficit                                                                  (18,921)            (12,035)
Accumulated other comprehensive income                                                (2,173)             (2,882)
                                                                                 --------------     --------------
Total stockholders' equity                                                             36,246              42,982
                                                                                 ==============     ==============
Total liabilities and stockholders' equity                                             60,944              65,212
                                                                                 ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                For three months ended June 30      For six months ended June 30
                                                                       1999          2000               1999            2000
                                                                ----------------  -------------     --------------- --------------
                                                                    (unaudited)   (unaudited)        (unaudited)     (unaudited)
Revenues
  Software Licenses                                                     8,890        15,456             14,250          26,593
  Maintenance and Services                                              6,590        10,440             12,864          19,572
  Hardware and Other                                                    1,262         1,111              2,740           2,359
                                                                ----------------  -------------     --------------- --------------
Total revenues                                                         16,742        27,007             29,854          48,524
                                                                ================  =============     =============== ==============
Cost of revenues
  Software Licenses                                                     1,061         1,610              1,777           2,802
  Maintenance and Services                                              2,059         3,248              4,046           6,070
  Hardware and Other                                                      884           839              1,921           1,827
  Amortization of purchased software and
  capitalized software development costs                                   62            76                124             150
                                                                ----------------  -------------     --------------- --------------
Total cost of revenues                                                  4,066         5,773              7,868          10,849
                                                                ================  =============     =============== ==============
Gross profit                                                           12,676        21,234             21,986          37,675
                                                                ================  =============     =============== ==============
Operating Expenses
   Sales and marketing                                                  5,774         9,386             10,639          17,439
   Research and development                                             1,197         2,256              2,661           4,109
   General and administrative                                           1,496         2,915              2,684           5,311
   Amortization of intangible assets                                       88         1,151                176           2,302
                                                                ----------------  -------------     --------------- --------------
Total operating expenses                                                8,555        15,708             16,160          29,161
                                                                ================  =============     =============== ==============
Profit from operations                                                  4,121         5,526              5,826           8,514
                                                                ================  =============     =============== ==============
Other income
Interest expense, net                                                    -341           269               -848             269
  Non operating income                                                      -             -                  -             131
                                                                ----------------  -------------     --------------- --------------
Income before income taxes                                              3,780         5,795              4,978           8,914
                                                                ================  =============     =============== ==============
   Income tax expense                                                   1,247         1,404              1,642           2,028
                                                                ----------------  -------------     --------------- --------------
Net Income                                                              2,533         4,391              3,336           6,886
                                                                ================  =============     =============== ==============
Basic net income per share                                               0.20          0.29               0.28            0.45
Diluted net income per share                                             0.20          0.26               0.28            0.40

Basic weighted average shares outstanding                              12,589        15,298             11,849          15,250
Diluted weighted average shares outstanding                            12,604        17,075             11,864          17,168




The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              For six months ended June 30
                                                                                                   1999            2000
                                                                                             ---------------  -------------
                                                                                               (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         3,336           6,886
Adjustments to reconcile net income to net cash
  Provided by operating activities:
Depreciation                                                                                         615             326
Amortization and write-off of capitalized software and Intangible assets                             300           2,452

Changes in assets and liabilities:
Accounts receivable                                                                                  (29)         (5,533)
Accounts receivable -disposition proceeds                                                              -           2,592
Other receivables                                                                                    (50)           (254)
Inventory                                                                                           (303)            396
Deposits paid on services and maintenance contracts                                                2,556           1,062
Prepaid expenses and other assets                                                                   (727)            605
Accounts payable                                                                                    (913)         (2,951)
Deferred revenue                                                                                  (1,346)           (831)
Accrued taxes payable                                                                                234           1,050
Other accrued expenses                                                                            (1,371)            186
                                                                                             ---------------  -------------
Net cash provided by operating activities                                                          2,302           5,986
                                                                                             ===============  =============
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                                 (996)           (482)
Investments                                                                                            -             114
                                                                                             ---------------  -------------
Net cash (used in) investing activities                                                             (996)           (368)
                                                                                             ===============  =============
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and employee stock options                                     12,868             559
Principal repayments of long-term borrowings                                                      (7,622)              -
Loan from related party                                                                           (1,793)              -
Principal payments of capital lease obligations-net                                                  (16)            102
Short-term demand facility                                                                             -             (24)
                                                                                             ---------------  -------------
Net cash provided by financing activities                                                          3,437             637
                                                                                             ===============  =============
Net increase in cash and cash equivalents                                                          4,743           6,255
                                                                                             ===============  =============
Effect of foreign currency exchange rates on cash and cash equivalents                               (48)           (709)
                                                                                             ---------------  -------------
Cash and cash equivalents, at beginning of period                                                    149          13,386
                                                                                             ===============  =============
Cash and cash equivalents, at end of period                                                        4,844          18,932
                                                                                              ===============  =============
Supplemental disclosure:
Interest paid                                                                                        848               -
                                                                                             ===============  =============

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month and six-month period ended June 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

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

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations


3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                               For six Months Ended June 30
                                                                                    1999           2000
                                                                               -------------   -------------

Numerator used for both basic and diluted earnings per share                       3,336           6,886
Denominator for basic earnings per share;
  Weighted average shares outstanding                                             11,849          15,250
Denominator for diluted earnings per share:

                                                                               For six Months Ended June 30
                                                                                    1999           2000
                                                                               -------------   -------------

  Denominator for basic earnings per share                                        11,849          15,250
  Effect of dilutive securities:
     Options and Warrants                                                             15           1,918
                                                                               ------------     ------------
                                                                                  11,864          17,168
                                                                               ============     ============
Basic Earnings per share                                                           $0.28           $0.45
Diluted Earnings per share                                                         $0.28           $0.40



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


Comprehensive income for the six months ended June 30, 1999 and 2000 are as follows (in thousands)
                                                          1999            2000
                                                        -------         -------

Net income                                              $ 3,336         $ 6,886
Foreign currency translation adjustments                   (48)           (709)
                                                        -------         -------

Comprehensive income                                    $ 3,288         $ 6,177
                                                        -------         -------


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


Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                         MANUFACTURING   HEALTHCARE     HOSPITALITY    CONSTRUCTION    OTHER        TOTAL

   Segmental analysis for the six
    months ended June 30, 2000

   Revenues from external customers          16,307       11,684          12,711           3,919        3,903       48,524
   Depreciation and amortization                537          562             546             115        1,018        2,778
   Profit (loss) from operations              4,511        1,464           1,858             564          117        8,514
   Total segment assets                      29,216       14,926          15,801           2,779        2,490       65,212


   Segmental analysis for the six
    months ended June 30, 1999

   Revenues from external customers                                                                    $1,123      $29,854
                                             $9,823       $8,716          $7,761          $2,431
   Depreciation and amortization                177                          180              38          335          915
                                                             185
   Profit (loss) from operations              3,261        1,101                                        (446)        5,826
                                                                           1,587             323
   Total segment assets                      13,886        7,284           7,539           1,342        1,242       31,293




The following table represents revenue by country based on country of customer domicile and long-lived assets by country on the location of the assets.


                                               Revenues                  Long-Lived Assets
                                    -----------------------------  -----------------------------
                                    June 30,1999    June 30, 2000   June 30,1999   June 30, 2000
                                    -------------  --------------  -------------   -------------

     United Kingdom                    17,432         19,297          2,383            1,921
     Rest of Europe                     7,355         16,147            449              402
     United States                      1,178          1,502            120               91
     Asia                               1,035          4,261            514           13,571
     Rest of World                      2,944          7,317             10               13

                                       29,854         48,524          3,476           15,998
                                    -------------  --------------  -------------   -------------



6.   INVESTMENTS

Investments comprise an approximate 7,64% percent interest in GlobalSoft.com, an entity whose common stock began trading on the Cyprus stock exchange in April 2000. The Company's ability to liquidate this investment and realize all profits on a short term basis is restricted due to certain governmental regulations in Cyprus. Management has determined that this investment does meet the criteria of a marketable equity security as defined by Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments In Debt and Equity Securities, and, therefore, records it on the cost basis of accounting. Based upon the trading price of Global's common stock on the Cyprus exchange at June 30, 2000, the value of the Company's investment approximated $77 million.

Item 2: MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding the Company's financial position, business strategy, and plans of management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed under Item 3 below and in "Risk Factors" in the Company's prospectus included in its registration statement on Form S-1, SEC File No. 333-58351, all of which are incorporated herein by reference. The Company's actual results and stockholder values may differ materially from those anticipated or expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward-looking statement. The Company undertakes no obligation to publicly update these forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

AremisSoft develops, markets, implements and supports enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries. Our fully-integrated suite of Internet-enabled products allows our customers to manage and execute mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution which can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. To date, we have licensed our software applications to more than 6,000 customers in over twenty countries.

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

In the past six years, the Company has experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $73.4 million in 1999. During this period, the Company successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, the Company sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. The Company's software development and support facility in India provides the Company access to highly-skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

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

RESULTS OF OPERATIONS

Revenues

Total revenues increased 61.3% to $27.0 million for the three months ended June 30, 2000 from $16.7 million for the three months ended June 30, 1999. For the six months ended June 30,2000, the total revenue increased 62.5% to $48.5 million from $29.9 million during the comparable period in 1999. This increase was due to higher software license revenues as a result of an increase in the sale of higher margin licenses, and associated maintenance and service contract revenues and also the effect of additional revenue of e-nnovations.com of $ 1.6 million and $2.8 million for the three months and six months ended June 30, 2000. The effect of the e-nnovations.com acquisition on revenues is mainly reflected in the six months ended June 30, 2000 since the acquisition of e-nnovations.com was recorded in AremisSoft books in December 1999.

Software license revenues increased 73.9% to $15.5 million for the three months ended June 30, 2000 from $8.9 million for the three months ended June 30, 1999. For the six months ended June 30,2000, the software license revenue increased 86.6% to $26.6 million from $14.3 million during the comparable period in 1999. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues increased to 57.2% for the three months ended June 30, 2000 from 53.1% for the period ended June 30, 1999. For the six- months ended June 30, 2000 as a percentage of total revenue, license revenue increased to 54.8% from 47.7% during the comparable period in 1999.

Maintenance and service contract revenues increased 58.4% to $10.4 million for the three months ended June 30, 2000 from $6.6 million for the three months ended June 30, 1999. For the six months ended June 30,2000, the maintenance revenue increased 52.2% to $19.6 million from $12.9 million during the comparable period in 1999. This increase is primarily due to the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues decreased to 38.7% for three months ended June 30, 2000 from 39.4% for the period ended June 30, 1999. For the six- months ended June 30, 2000 as a percentage of total revenue, maintenance revenue decreased to 40.3% from 43.1% during the comparable period in 1999.

Hardware and other revenues decreased 12.0% to $ 1.1 million for the three month ended June 30, 2000 from $1.3 million for the three month ended June 30, 1999. For the six months ended June 30,2000, the hardware and other revenue decreased 13.9% to $2.4 million from $2.7 million during the comparable period in 1999. As a percentage of total revenues, hardware and other revenues decreased to 4.1% for the three months ended June 30, 2000 from 7.5% for the three months ended June 30, 1999. For the six months ended June 30, 2000, as a percentage of total revenue hardware and other revenue decreased to 4.9% from 9.2% for the comparable period in 1999, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

Cost of revenues increased 42.0 % to $5.8 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the total cost of revenue increased 37.9% to $10.8 million from $7.9 million during the comparable period in 1999. As a percentage of total revenues, cost of revenues decreased to 21.4% for the three month ended June 30, 2000 from 24.3% for the three months ended June 30, 1999. For the six months ended June 30, 2000, as a percentage of total revenue, cost of revenue decreased to 22.4% from 26.4% during the comparable period in 1999. The effect of e-nnovations.com on the cost of revenue is $ 0.5 million for the three months ended June 30, 2000 and $0.8 million for the six-months ended June 30, 2000.

Software license cost increased 51.8% to $1.6 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the software license cost increased 57.7% to $2.8 million from $1.8 million during the comparable period in 1999. This increase is primarily due to the growth in the number of installed customers and increased sales of licenses for the Company's Aremis 4.0 products. As a percentage of total revenues, license cost decreased to 6.0% from 6.3% for the period ended June, 1999. For the six months ended June 30, 2000, as a percentage of total revenue, license cost decreased to 5.8% from 6.0% during the comparable period in 1999.

Maintenance and service contract cost increased 57.7% to $3.2 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the maintenance and service contract cost increased 50.0% to $6.1 million from $4.0 million during the comparable period in 1999. This is due to the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract cost decreased to 12.0% for three months ended June 30, 2000 from 12.3% for 1999. For the six months ended June 30, 2000, as a percentage of total revenue, maintenance and service contract cost decreased to 12.5% from 13.6% during the comparable period in 1999.

Hardware and other cost decreased 5.0 % to $0.8 million for the three month ended June 30, 2000 from $0.9 million for the three month ended June 30, 1999. For the six months ended June 30, 2000, the hardware and other cost decreased 4.9% to $1.8 million from $1.9 million during the comparable period in 1999. As a percentage of total revenues, hardware and other cost decreased to 3.1% for the three months ended June 30, 2000 from 5.3% for the three months ended June 30, 1999. For the six months ended June 30, 2000, as a percentage of total revenue, hardware and other cost decreased to 3.8% from 6.4% during the comparable period in 1999 reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

Sales and Marketing

Sales and Marketing expense consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade shows participation and public relations.

The Company's sales and marketing expenses increased 62.6% to $9.4 million for the three months ended June 30, 2000 from $5.8 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the sales and marketing cost increased 64.0% to $17.4 million from $10.6 million during the comparable period in 1999, primarily due to the expansion of sales and marketing activities principally in the United States and Europe. As a percentage of total revenues, sales and marketing expenses increased to 34.8% for three months ended June 30, 2000, from 34.5% for the three months ended June 30, 1999. For the six months ended June 30, 2000, as a percentage of total revenue, sales and marketing cost increased to 35.9% from 35.6% during the comparable period in 1999, primarily due to increased efficiencies in the company's sales and marketing operations.

Research and Development

The Company's Research and development expenses increased 88.5% to $2.3 million for the period ended June 30, 2000 from $ 1.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the research and development cost increased 54.4% to $4.1 million from $2.7 million during the comparable period in 1999. As a percentage of total revenues, research and development expenses increased to 8.4% for the three months ended June 30, 2000 from 7.2% for the three months ended June 30, 1999. For the six months ended June 30, 2000, as a percentage of total revenue, research and development cost decreased to 8.5% from 8.9% during the comparable period in 1999.

General and Administrative

General and administrative expenses increased 94.9% to $2.9 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses increased 97.9% to $5.3 million from $2.7 million during the comparable period in 1999. As a percentage of total revenues, general and administrative expenses increased to 10.8% for the three months ended June 30, 2000 from 8.9% for the three months ended June 30, 1999. The increase was primarily due to increase in operational and geographical activities compared to the previous period and a write-off of $0.55 million in offering expenses related to the Company's follow-on offering which has been indefinitely postponed due to market conditions. For the six months ended June 30, 2000, as a percentage of total revenue, general and administrative expenses increased to 11.0% from 9.0% during the comparable period in 1999.

Amortization of Intangible assets

Amortization of intangible assets increased to $1.2 million for the three months ended June 30, 2000 from approximately $88,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the amortization of intangible assets increased to $2.3 million from approximately $176,000 during the comparable period in 1999. The increase in amortization of intangible assets is due to the goodwill recorded on the acquisition of e-nnovations.com in December 1999.

Net Interest Expense

Net interest expense reflects interest on the Company's credit facilities, as reduced by interest income on cash balances. Net interest expense was $0.0 million for the three months ended June 30, 2000 as compared to $0.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the net interest expense was $0.0 million as compared to an interest expense of $0.8 million during the comparable period in 1999.

The Company received approximately $0.3 million net interest from deposits during the six months ended June 30, 2000.

Income Tax Provision

The provision for income taxes for the three months ended June 30, 2000 increased to $1.4 million compared to $1.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 the provision for income tax was $2.0 million as compared to $1.6 million for the comparable period in 1999. The increase in the provision for income taxes resulted from the increase in the Company's profitability in 2000. The company's effective tax rate was assumed to be 20%.

Recoverability of the deferred tax asset derived mainly from operating loss carry forwards in the United Kingdom has been reviewed at June 30, 2000, and although certain subsidiaries generated taxable income in the year ending June 30, 2000, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by its principal stockholder. As of June 30, 2000, the Company had $18.9 million of cash and cash equivalents. The Company had a working capital surplus of $ 27.1 million as of June 30, 2000.

The Company believes that the existing cash and cash equivalents will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next 6 months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

The Company had an operating cash flow surplus of $6.0 million for the six months ended June 30, 2000 compared to a surplus of $2.3 million for the comparable period in 1999. This surplus was primarily due to operating profits and a decrease in accounts receivable - disposition proceeds, partially offset by an increase in trade accounts receivable, and a decrease in accounts payable and deferred revenue. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $23.6 million for June 30, 2000 from $16.2 million for June 30, 1999. Accounts receivable as at December 31, 1999 was $
18.1 million. The average days sales outstanding was approximately 89 days for the period June 30, 2000 compared to 98 days for the period ending June 30, 1999. The increase in accounts receivable was due to increases in the sales for the period. The decrease in average sales days outstanding reflects the higher collection rate of accounts receivable.

Accrued taxes increased from $4.5 million at June 30, 1999 to approximately $9.3 million at June 30, 2000. The increase was primarily due to increases in income taxes due to higher profits.

The Company utilized cash for investing activities of $0.4 million for the six months ended June 30, 2000 primarily resulting from purchases of property and equipment, marginally offset by exchange losses in Company's investments. Cash used for investing activities for the six months ended June 30, 1999 was $1.0 million.

Net Cash provided by financing activities was approximately $0.6 million and $3.4 million for the six months ended June 30, 2000 and June 30, 1999 respectively. For the six months ended June 30, 2000 cash provided by financing activities resulted from proceeds received from the exercise of warrants and employee stock options and an increase in capital lease obligations.

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

Interest Rate Sensitivity

The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the Company's credit facilities. Interest rates on the Company's credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in the Company's interest expense. At June 30, 2000 the company had no borrowings outstanding under its credit facilities.

PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None


Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company issued 8,764 shares at $ 8.56 and 96,799 shares at $5.0 in connection with the exercise of warrants and employee stock option during the six months ended June 30, 2000. Consequently, the Company received $ 0.6 million from the proceeds of the warrants and employee stock options. The Company has deposited the proceeds.

Item 3: DEFAULTS UPON SENIOR SECURITIES.

None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5: OTHER INFORMATION

None

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Sacramento, State of California on July 2000.




                                    AREMISSOFT CORPORATION,
                                    a Delaware Corporation
Date: August  , 2000

                              /s/    DR. LYCOURGOS K KYPRIANOU
                                     ------------------------------
                                     Dr. Lycourgos K Kyprianou,
                                     Chairman of the Board



                              /s/    MICHAEL TYMVIOS
                                     ------------------------------
                                     Michael Tymvios,
                                     Chief Financial Officer