Form 10-Q
period 2000-09-30
AREMISSOFT CORP /DE/
filed 2000-11-14
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            DELAWARE 7372 68-0413929
  (STATE OR OTHER JURISDICTION OF (PRIMARY STANDARD INDUSTRIAL (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION) CLASSIFICATION CODE) IDENTIFICATION NO.)


                             AREMISSOFT CORPORATION
                               SENTRY OFFICE PLAZA
                          216 HADDON AVENUE, SUITE 607
                           WESTMONT, NEW JERSEY 08108
                                  856-869-0770
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
                                 ROYS POYIADJIS
                       PRESIDENT & CHIEF EXECUTIVE OFFICER
                             AREMISSOFT CORPORATION
                               SENTRY OFFICE PLAZA
                          216 HADDON AVENUE, SUITE 607
                           WESTMONT, NEW JERSEY 08108
                                  856-869-0770
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]        No [      ]

The number of shares outstanding of the Registrant's Common Stock on October 17, 2000 was 16,048,733 shares.

                             AREMISSOFT CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of                                    3
          September 30, 2000 and December 31, 1999

          Consolidated Statements of Operations                                5
          for the three-months and nine-months ended
          September 30, 2000 and September 30, 1999

          Consolidated Statements of Cash Flows                                6
          for the nine-months ended September 30, 2000
          and September 30, 1999

          Notes to Interim Consolidated Financial Statements                   7


Item 2.   Management's Discussion and Analysis of Financial                   11
               Condition and Results of Operations


Item 3:    Quantitative and Qualitative disclosures about market risk         16


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                     17

Item 2--Changes in Securities and Use of Proceeds                             17

Item 3--Defaults upon Senior Securities                                       17

Item 4--of Matters to a Vote of Security Holders                   17

Item 5--Other Information                                                     17

Item 6--Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                    19

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            DECEMBER 31   SEPTEMBER 30
              ASSETS                               1999           2000
                                            -----------   ------------
                                                           (unaudited)
Current assets
Cash and cash equivalents                       $13,386        $35,915
Accounts receivable, less
  allowances for doubtful accounts
  of $507 at Dec 31,1999 and
  September 30, 2000                             18,115         27,993

Accounts receivable - disposition proceeds        2,592              -
Other receivables                                   705            932
Inventory                                         1,603          1,168
Deposits paid on services and
  maintenance contracts                           3,712          3,752
Prepaid expenses and other assets                 2,423          2,955

Total Current Assets                             42,536         72,715
Investments                                       1,803          1,652
Property and equipment, net                       1,847          2,035
Purchased and developed software, net
   of accumulated Amortization of $5,893
   and $6,115 at Dec. 31,1999 and
   September 30, 2000 respectively.                 948            726
Intangible assets, net of accumulated
   amortization of $11,534 and $14,987
   at Dec 31, 1999 and September 30, 2000
   respectively                                  13,810         10,357


Total assets                                     60,944         87,485

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable                                  6,910          2,812
Accrued payroll taxes                               574          1,102
Accrued value added taxes                         1,055            593
Accrued income taxes                              6,572         10,385
Current portion of capital lease obligations         24             10
Other accrued expenses                            2,371          1,642
Deferred revenue                                  7,190          5,900

Total Current liabilities                        24,696         22,444
Capital lease obligations,
   less current portion                               2             83

Total  liabilities                               24,698         22,527

Stockholders' equity
Series-A convertible preferred stock,
   par value $0.001; authorized 2,100
   shares; and no shares issued and
   outstanding liquidating preference
   at par value

                                   AREMISSOFT CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              DECEMBER 31   SEPTEMBER 30

                                                     1999           2000
                                              -----------   ------------
                                                             (unaudited)


Series-B convertible preferred stock,
   par value $0.001; authorized 3,500
   shares ; no shares issued and
   outstanding, liquidating preference
   at par value
Common stock,  par value $0.001;  authorized
   85,000  shares;  15,193 and 15,477 shares
   issued and outstanding at Dec.31, 1999
   and September 30, 2000, respectively                15             16
Additional paid-in capital                         57,325         71,261
Accumulated deficit                               (18,921)        (3,171)
Accumulated other comprehensive income             (2,173)        (3,148)
Total stockholders' equity                         36,246         64,958

Total liabilities and stockholders'
   equity (deficit)                                60,944         87,485














   The accompanying notes are an integral part of these consolidated financial statements.

                                               AREMISSOFT CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)

                                           For three months ended          For nine months ended
                                                 September 30                   September 30
                                             1999            2000            1999           2000
                                 -           ----            ----            ----           ----

Revenues
  Software Licenses                        11,071          17,577          25,321         44,170
  Maintenance and Services                  8,486          12,909          21,350         32,481
  Hardware and Other                          721           1,235           3,461          3,594

Total revenues                             20,278          31,721          50,132         80,245

Cost of revenues
  Software Licenses                         1,373           1,911           3,150          4,713
  Maintenance and Services                  2,732           3,735           6,778          9,805
  Hardware and Other                          566             859           2,487          2,686
  Amortization of purchased
software
   and capitalized software
development
   costs                                       58              72             182            222

Total cost of revenues                      4,729           6,577          12,597         17,426

Gross profit                               15,549          25,144          37,535         62,819

Operating Expenses
   Sales and marketing                      7,329          10,725          17,968         28,164
   Research and development                 1,205           2,371           3,866          6,480
   General and administrative               1,773           2,558           4,457          7,869
   Amortization of intangible
assets                                         88           1,151             264          3,453

Total operating expenses                   10,395          16,805          26,555         45,966

Profit from operations                      5,154           8,339          10,980         16,853
Other income (expense)
  Interest income (expense), net             -290             307          -1,138            576
  Gain on disposition, net                      -           2,192               -          2,192
   Non-operating income                         -               -               -            131
Income before income taxes                  4,864          10,838           9,842         19,752
  Income tax expense                        1,605           1,974           3,247          4,002

Net Income                                  3,259           8,864           6,595         15,750

Basic net income per share                   0.24            0.57            0.55           1.03
Diluted net income per share                 0.23            0.51            0.54           0.91
Basic weighted average shares
outstanding                                13,530          15,477          12,038         15,326
Diluted weighted average shares
outstanding                                14,200          17,345          12,335         17,227


    The accompanying notes are an integral part of these consolidated financial statements.

                                      AREMISSOFT CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                   For nine months ended September 30

                                                                           1999           2000
                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                6,595         15,750
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                979            487
Amortization and write-off of capitalized software and
Intangible assets                                                           446          3,675
Foreign currency translation                                                  -            151
Gain on disposition, net                                                      -         (2,192)

Changes in assets and liabilities (net of disposition):
Accounts receivable                                                      (1,580)       (10,470)
Accounts receivable -disposition proceeds                                     -          2,592
Other receivables                                                          (553)          (227)
Inventory                                                                    76            302
Deposits paid on service and maintenance contract                         2,586            816
Prepaid expenses and other assets                                        (1,078)          (643)
Accounts payable                                                           (807)        (4,098)
Deferred revenue                                                         (1,900)        (1,290)
Accrued taxes payable                                                     1,837          3,879
Other accrued expenses                                                   (2,491)          (714)

Net cash provided by operating activities                                 4,110          8,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (1,060)          (848)
Proceeds from disposition                                                     -          3,330
Net cash provided (used) by investing activities                         (1,060)         2,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and employee stock options                              937
Net proceeds from issuance of stock                                      12,868         12,000
Principal repayments of long-term borrowings                             (7,622)             -
Loan from related party                                                  (1,793)             -
Principal payments of capital lease obligations-net                         (26)            67

Net cash provided by financing activities                                 3,427         13,004

Effect of foreign currency exchange rates on cash and cash
equivalents                                                                 (89)          (975)
Net increase(decrease) in cash & cash equivalents                         6,388         22,529
Cash and cash equivalents, at beginning of period                           149         13,386
Cash and cash equivalents, at end of period                               6,537         35,915
Supplemental disclosure:
Interest  paid                                                            1,138              -

The accompanying notes are an integral part of these consolidated financial statements.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month and nine-month period ended September 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

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


3.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                              Three months ended        Nine months ended
                                    September                September

                                 1999       2000         1999        2000
                                 ----       ----         ----        ----

  Numerator used for basic      3,259      8,864        6,595      15,750
     earnings per share

  Weighted average shares      13,530     15,477       12,038      15,326
     outstanding

  Basic Earnings per share      $0.24      $0.57        $0.55       $1.03



                                               Three months ended        Nine months ended
                                                    September                September
                                                  1999       2000         1999        2000
                                                ------     ------       ------      ------

Numerator used for diluted earning per share     3,269      8,864        6,595      15,750

Denominator for diluted earnings per share:
Weighted average shares outstanding             13,530     15,477       12,038      15,326
  Effect of dilutive securities:
     Options and Warrants                          670      1,868          297       1,901

Totals                                          14,200     17,345       12,335      17,227

Diluted Earnings per share                       $0.23      $0.51        $0.54       $0.91


4.      COMPREHENSIVE INCOME

The Company follows the provisions of the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments.

comprehensive income for the nine-months ended September 30, 1999 and 2000 are as follows
                                                       (in thousands)
                                                             1999         2000
                                                             ----         ----

     Net income                                           $ 6,595     $ 15,750
     Foreign currency translation adjustments                 (89)        (975)
                                                          --------    ---------
     Comprehensive income                                 $ 6,506     $ 14,775
                                                          --------    ---------


5.      SEGMENT REPORTING INFORMATION

The Company has adopted SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" 1999, which changes the way the Company reports certain information about its operating segments.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table.


                              MANUFACTURING   HEALTHCARE  HOSPITALITY  CONSTRUCTION  OTHER    TOTAL
                              -------------   ----------  -----------  ------------  -----    -----
Segmental analysis for the
nine months ended
September 30, 2000

Revenues from external
customers                         28,291        18,407      22,547         6,345     4,655   80,245
Depreciation and amortization      1,058           878         960           223     1,043    4,162
Profit (loss) from operations      7,997         2,595       4,516         1,263       482   16,853
Total Segment assets              39,761        16,624      23,901         4,349     2,850   87,485



                              MANUFACTURING   HEALTHCARE  HOSPITALITY  CONSTRUCTION  OTHER    TOTAL
                              -------------   ----------  -----------  ------------  -----    -----
Segmental analysis for the
nine months ended
September 30, 1999

Revenues from external
  customers                       16,461        13,842      13,199         3,715    2,915    50,132
Depreciation and
  amortization                       280           294         284            64      503     1,425
Profit (loss) from
  operations                       5,713         2,042       2,984           552     -311    10,980
Total Segment assets              15,089         8,237       8,381         1,547    1,282    34,536


The following table represents revenue by country based on country of customer domicile and long-lived assets by country based on the location of the assets.

                            Revenues                      Long-Lived Assets
                  Sep. 30, 1999  Sep. 30, 2000      Sep. 30, 1999  Sep. 30, 2000
                  -------------  -------------      -------------  -------------

  United Kingdom     28,581         25,940              1,833          1,774
  Rest of Europe     11,646         29,052                605            371
  United States       1,972          2,534                117             84
  Asia                1,872         11,044                463         12,530
  Rest of World       6,061         11,675                 12             11

                     50,132         80,245              3,030         14,770

6.      INVESTMENTS

Investments comprise an approximate 8.93% interest in LK GlobalSoft.com, an entity whose common stock began trading on the Cyprus stock exchange in April 2000. The Company's ability to liquidate this investment and realize all profits on a short-term basis is restricted due to certain governmental regulations in Cyprus. Management has determined that this investment does meet the criteria of a marketable equity security as defined by Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, and, therefore, records it on the cost basis of accounting. Based upon the trading price of Global's common stock on the Cyprus exchange at September 30, 2000, the value of the Company's investment approximated $98 million.


7.      DISPOSITION

On September 6, 2000, the Company sold its UK Healthcare business to Torex Health Limited ("Torex"), a UK based information technology solution provider to the healthcare and retail markets. The transaction was structured as a sale of certain assets and the assumption of certain liabilities in exchange for a net cash consideration of $3.3 million. Under the agreement the Company transferred 24 UK Healthcare employees to Torex and retained all of its Healthcare software intellectual property, licensing it to Torex for the operation of the UK Healthcare business. The transaction failed to meet the "significance" test set forth in Instruction 4 of Item 2 of Form 8-K.

In connection with this transaction, the Company realized a gain on disposition of $2.2 million. The gain represents the difference between the selling price and the net assets disposed of plus disposition related expenses.

The operations of the U.K. Healthcare business included in the accompanying interim financial statements are not material.

8.      SUBSEQUENT EVENT

On October 18, 2000, the Company completed the purchase of assets and assumption of certain liabilities in connection with the acquisition of the United States hospitality business of Verso Technologies, Inc. ("Verso"), formerly known as Eltrax Systems, Inc. In addition, the Company completed the acquisition of Verso's Norwegian hospitality business and signed an agreement to acquire the remainder of Verso's international hospitality business. Total purchase consideration is expected to approximate $10 million.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding our financial position, business strategy, and plans of our management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed under Item 3 below and in the section entitled "Risk Factors" in the prospectus, and supplements to our registration statement on Form S-3, SEC File No. 333-31768, all of which are incorporated herein by reference. Our actual results and stockholder values may differ materially from those anticipated or expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We caution readers of this report not to put undue reliance on any forward-looking statement. We undertake no obligation to publicly update these forward looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, healthcare, hospitality and construction industries. Our fully-integrated suite of Internet-enabled products allows our customers to manage and execute mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution which can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. As of September 30, 2000, we licensed our software applications to more than 6,000 customers in over twenty countries and had 680 full time employees.

Our software applications use our internally developed three-tiered, object oriented software architecture, which we call the Aremis architecture. This architecture enables us to develop software solutions rapidly and cost-effectively by taking advantage of the common requirements of customers in our target markets. In addition, we believe that, with 212 developers based in our facilities in India, we have established a cost-effective model for implementing, supporting and enhancing our software applications

In the past six years, we have experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $73.4 million in 1999. During this period, we successfully acquired and integrated the operations of eleven businesses, which were principally operating in the United Kingdom. In each acquisition, we sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize our Aremis Architecture. Our software development and support facility in India provides us access to highly-skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

Our objective is to be a leading provider of enterprise-wide applications software in the manufacturing, healthcare, hospitality and construction industries. Our strategy for achieving this objective includes targeting mid-sized organizations, including divisions and business units of larger companies, focusing on strategic markets, leveraging our cost-efficient India operations, capitalizing on our investment in the Aremis Architecture, expanding our marketing, sales, support and service capabilities and acquiring related software businesses, products or technologies.


RESULTS OF OPERATIONS

Revenues

Total revenues increased 56.4% to $31.7 million for the three-months ended September 30, 2000 from $20.3 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the total revenue increased 60.1% to $80.2 million from $50.1 million during the comparable period in 1999. This increase was due to higher software license revenues as a result of an increase in the sale of higher margin licenses, and associated maintenance and service contract revenues and also the effect of additional revenue of e-nnovations.com of $ 1.5 million and $4.3 million for the three-months and nine-months ended September 30, 2000. The effect of the e-nnovations.com acquisition on revenues is mainly reflected in the nine-months ended September 30, 2000 since the acquisition of e-nnovations.com was recorded in December 1999.

Software license revenues increased 58.8% to $17.6 million for the three-months ended September 30, 2000 from $11.1 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the software license revenue increased 74.4% to $44.2 million from $25.3 million during the comparable period in 1999. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues increased to 55.4% for the three-months ended September 30, 2000 from 54.6% for the period ended September 30, 1999. For the nine-months ended September 30, 2000 as a percentage of total revenue, license revenue increased to 55.0% from 50.5% during the comparable period in 1999.

Maintenance and service contract revenues increased 52.1% to $12.9 million for the three-months ended September 30, 2000 from $8.5 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the maintenance revenue increased 52.1% to $32.5 million from $21.4 million during the comparable period in 1999. This increase is primarily due to the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues decreased to 40.7% for three-months ended September 30, 2000 from 41.9% for the period ended September 30, 1999. For the nine-months ended September 30, 2000 as a percentage of total revenue, maintenance revenue decreased to 40.5% from 42.6% during the comparable period in 1999.

Hardware and other revenues increased 71.3% to $ 1.2 million for the three-months ended September 30, 2000 from $0.7 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the hardware and other revenue increased 3.9% to $ 3.6 million from $3.5 million during the comparable period in 1999. As a percentage of total revenues, hardware and other revenues increased to 3.9% for the three-months ended September 30, 2000 from 3.6% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue hardware and other revenue decreased to 4.5% from 6.9% for the comparable period in 1999, reflecting our strategy to reduce the sale and installation of lower margin third-party hardware.

Cost of Revenues

Cost of revenues increased 39.1 % to $6.6 million for the three-months ended September 30, 2000 from $4.8 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the total cost of revenue increased 38.3% to $17.4 million from $12.6 million during the comparable period in 1999. As a percentage of total revenues, cost of revenues decreased to 20.7% for the three-months ended September 30, 2000 from 23.3% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, cost of revenue decreased to 21.7% from 25.1% during the comparable period in 1999. The effect of e-nnovations.com on the cost of revenue is $ 0.5 million for the three-months ended September 30, 2000 and $1.3 million for the nine-months ended September 30, 2000.

Software license cost increased 39.2% to $1.9 million for the three-months ended September 30, 2000 from $1.4 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the software license cost increased 49.6% to $4.7 million from $3.2 million during the comparable period in 1999. This increase is primarily due to the growth in the number of installed customers, increased sales of licenses for the Company's Aremis 4.0 products. As a percentage of total revenues, license cost decreased to 6.0% from 6.8% for the period ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, license cost decreased to 5.9% from 6.3% during the comparable period in 1999.

Maintenance and service contract cost increased 36.7% to $3.7 million for the three-months ended September 30, 2000 from $2.7 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the maintenance and service contract cost increased 44.7% to $9.8 million from $6.8 million during the comparable period in 1999. This is due to the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract cost decreased to 11.8% for three-months ended September 30, 2000 from 13.5% for 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, maintenance and service contract cost decreased to 12.2% from 13.5% during the comparable period in 1999.

Hardware and other cost increased 51.8 % to $0.9 million for the three-months ended September 30, 2000 from $0.6 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the hardware and other cost increased 8.0% to $2.7 million from $2.5 million during the comparable period in 1999. As a percentage of total revenues, hardware and other cost decreased to 2.7% for the three-months ended September 30, 2000 from 2.8% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, hardware and other cost decreased to 3.4% from 5.0% during the comparable period in 1999 reflecting our strategy to reduce the sale and installation of lower margin third-party hardware.


Sales and Marketing

Sales and Marketing expense consist primarily of expenses related to sales and marketing personnel, advertising, promotion, trade shows participation and public relations.

Our sales and marketing expenses increased 46.3% to $10.7 million for the three-months ended September 30, 2000 from $7.3 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the sales and marketing cost increased 56.7% to $28.2 million from $18.0 million during the comparable period in 1999, primarily due to the expansion of sales and marketing activities principally in the United States, Asia and Europe. As a percentage of total revenues, sales and marketing expenses decreased to 33.8% for three-months ended September 30, 2000, from 36.1% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, sales and marketing cost decreased to 35.1% from 35.8% during the comparable period in 1999, primarily due to increased efficiencies in our sales and marketing operations.

Research and Development

Our research and development expenses increased 96.8% to $2.4 million for the period ended September 30, 2000 from $ 1.2 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the research and development cost increased 67.6% to $6.5 million from $3.9 million during the comparable period in 1999. As a percentage of total revenues, research and development expenses increased to 7.5% for the three-months ended September 30, 2000 from 5.9% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, research and development cost increased to 8.1% from 7.7% during the comparable period in 1999.


General and Administrative

General and administrative expenses increased 44.3% to $2.6 million for the three-months ended September 30, 2000 from $1.8 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the general and administrative expenses increased 76.6% to $7.9 million from $4.5 million during the comparable period in 1999. As a percentage of total revenues, general and administrative expenses decreased to 8.1% for the three-months ended September 30, 2000 from 8.7% for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, as a percentage of total revenue, general and administrative expenses increased to 9.8% from 8.9% during the comparable period in 1999. The increase was primarily due to increase in operational and geographical activities compared to the previous period and a write off in 2nd quarter of $0.55 million in offering expenses related to our follow-on offering which has been indefinitely postponed due to market conditions.


Amortization of Intangible Assets

Amortization of intangible assets increased to $1.2 million for the three-months ended September 30, 2000 from approximately $88,000 for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the amortization of intangible assets increased to $3.5 million from approximately $264,000 during the comparable period in 1999. The increase in amortization of intangible assets is due to the goodwill recorded on the acquisition of e-nnovations.com in December 1999.


Net Interest Income Expense

Net interest income expense reflects interest on our credit facilities, as reduced by interest income on cash balances. Net interest income was $0.3 million for the three-months ended September 30, 2000 as compared to a $0.3 million net interest expense for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000, the net interest income was $0.6 million as compared to a net interest expense of $1.1 million during the comparable period in 1999.


Gain On Disposition

During the three months ended September 30, 2000, we realized a $2.2 million gain on the sale of our UK Healthcare division.

Income Tax Provision

There is a provision for income taxes for the three-months ended September 30, 2000 of $2.0 million. There was a provision for income taxes for $1.6 million for the three-months ended September 30, 1999. For the nine-months ended September 30, 2000 there was a provision for income tax for $4.0 million as compared to $3.2 million during the comparable period in 1999. The increase in income taxes resulted from the increase in the Company's profitability in 2000. The company's effective tax rate was assumed at 20%.

Recoverability of the deferred tax asset derived mainly from operating loss carry forwards in the United Kingdom has been reviewed at September 30, 2000, and although certain subsidiaries generated taxable income in the year ending September 30, 2000, we cannot assure you that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.


LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations since inception primarily through borrowings under bank credit facilities, private placements of equity securities and equity contributions by our principal stockholder. In September 2000, we offered 474,871 shares of our common stock to Acqua Wellington North American Equities Fund Ltd. The net proceeds received by us from the sale of shares of common stock was approximately $12 million. As of September 30, 2000, we had $35.9 million of cash and cash equivalents. We had a working capital surplus of $ 50.3 million as of September 30, 2000.

We believe that the existing cash and cash equivalents, will be sufficient to meet our working capital and currently planned expenditure requirements for the next three months. We may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in our business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to us at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to our stockholders.

We had an operating cash flow surplus of $8.0 million for the nine-months ended September 30, 2000 compared to a surplus of $4.1 million for the comparable period in 1999. This surplus was primarily due to operating profits and a decrease in accounts receivable - disposition proceeds and an increase in accrued taxes partially offset by increase in trade accounts receivable, decrease in accounts payable and deferred revenue. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $28.0 million for September 30, 2000 from $17.7 million for September 30, 1999. Accounts receivable as at December 31, 1999 was $ 18.1 million. The average days sales outstanding was approximately 81 days for the both periods ending September 30, 2000 and September 30, 1999.

Accrued taxes increased from $6.1 million at September 30, 1999 to approximately $12.1 million at September 30, 2000. The increase was primarily due to increase in income tax of company due to higher profits.

Net cash provided by investing activities was approximately $2.4 million for the nine months ended September 30, 2000 primarily resulting from the $3.3 million cash proceeds from our sale of the U.K. healthcare division offset by $0.9 million in purchases of property and equipment.

Net cash provided by financing activities was approximately $13.0 million and $3.4 million for the nine-months ended September 30, 2000 and September 30, 1999 respectively. For the nine-months ended September 30, 2000 cash provided by financing activities resulted from proceeds received from the sale of common stock and exercise of warrants and employee stock options and increase in capital lease obligations.

On September 6, 2000, we sold our UK healthcare division to Torex, a UK based information technology solution provider to the healthcare and retail markets. The transaction was structured as a sale of certain assets and the assumption of certain liabilities in exchange for a net cash consideration of $3.3 million. This gain was offset by certain acquisition costs primarily relating to stock options granted to certain of our 24 UK healthcare employees who were transferred to Torex as part of the disposition. In connection with this transaction, we realized a net gain on disposition of $2.2 million.

On October 18, 2000, we completed the purchase of assets and assumption of certain liabilities in connection with the acquisition of the United States hospitality business of Verso Technologies, Inc. ("Verso"), formerly known as Eltrax Systems, Inc. In addition, we completed the acquisition of Verso's Norwegian hospitality business and signed an agreement to acquire the remainder of Verso's international hospitality business. The total purchase consideration is expected to approximate $10 million.


EURO CONVERSION

In January 1999, the Euro was introduced as the currency of a number of participating nations in the European Union. Although the United Kingdom is not currently a participating nation, the introduction of the Euro raises conversion issues for business transacted with entities in participating nations. Our products either include or have been upgraded to include the Euro and we do not believe that the Euro conversion has had or will have a material adverse effect on our business. Because the critical internal systems have been modified to accommodate a conversion to the Euro, we believe we are adequately prepared in the event the United Kingdom converts to the Euro in the future.


Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

A significant portion of our business is conducted in currencies other than the United States dollar. As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not currently engage in hedging transactions designed to manage currency fluctuation risks.


Interest Rate Sensitivity

Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our credit facilities. Interest rates on our credit facilities range from either Sterling LIBOR plus 3% to Sterling LIBOR plus 4% or the lending bank's base rate plus the applicable margin. Increases in Sterling LIBOR result in increases in our interest expense. At September 30, 2000, we had no borrowings outstanding under our credit facilities.

PART II - OTHER INFORMATION


Item 1:    LEGAL PROCEEDINGS

None


Item 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS.

We issued 474,871 shares of our common stock at $ 25.27 per share, 8,764 shares at $ 8.56 per share in connection with exercise of warrants and 172,267 shares at $5.00 per share in connection with the exercise of employee stock options during the nine-months ended September 30, 2000. Consequently, we received approximately $ 13.0 million.


Item 3:    DEFAULTS UPON SENIOR SECURITIES.

None


Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


Item 5:    OTHER INFORMATION

On September 6, 2000, we sold our UK healthcare division to Torex. The transaction was structured as a sale of certain assets and the assumption of certain liabilities in exchange for a net cash consideration of $3.3 million. Under the terms of the sale, Torex acquired approximately 500 UK healthcare customers, primarily physician groups and a perpetual license to the related UK healthcare software. We retained all of the intellectual property rights to the software.


Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.17 Agreement for the Sale and Purchase of Business and Assets between AremisSoft (UK) PLC and Torex Health Limited.

Exhibit 10.18 Agreement For The Purchase And Sale Of Assets Between AremisSoft Corporation, a Delaware corporation, as Purchaser, Eltrax Systems, Inc., a Minnesota corporation, and Eltrax Hospitality Group, Inc., a Georgia corporation, as Seller.

Exhibit  10.19 Agreement between  Acqua  Wellington  North  American  Equities
               Fund, Ltd. and AremisSoft Corporation, a Delaware corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AREMISSOFT CORPORATION,
                                           a Delaware Corporation



Date:  _______________                     _______________________________
                                           Roys Poyiadjis
                                           President and Chief Executive Officer



Date:  _______________                     _______________________________
                                           Michael Tymvios
                                           Chief Financial Officer