Form 10-K
period 2000-12-31
AREMISSOFT CORP /DE/
filed 2001-03-26
CIK 1065152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-25713
                            ------------------------

                             AREMISSOFT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      68-0413929
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              SENTRY OFFICE PLAZA
                          216 HADDON AVENUE, SUITE 607
                           WESTMONT, NEW JERSEY 08108
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 856-869-0770

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 8, 2001, as reported on the Nasdaq National Market, was approximately $541,701,860. Shares of Common Stock held by officers and directors and their affiliated entities and related persons have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     As of March 8, 2001, the Registrant had 39,243,319 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE OF
                                                                        REPORT
                                                                        -------
                                    PART I

Item 1.   Business....................................................     1
Item 2.   Properties..................................................    20
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    20

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.......................................    21
Item 6.   Selected Financial Data.....................................    22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    33
Item 8.   Financial Statements and Supplementary Data.................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    56

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........    56
Item 11.  Executive Compensation......................................    59
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    63
Item 13.  Certain Relationships and Related Transactions..............    64

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    65
SIGNATURES............................................................    70

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

     AS USED IN THIS REPORT, THE TERMS "WE," "US," "OUR" AND "AREMISSOFT" MEAN AREMISSOFT CORPORATION AND ITS SUBSIDIARIES, UNLESS OTHERWISE INDICATED.

     UNLESS OTHERWISE INDICATED, ALL INFORMATION REPORTED ON THIS FORM 10-K REFLECTS A TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A 100% STOCK DIVIDEND PAID BY AREMISSOFT IN THE FIRST QUARTER OF 2001.

ITEM 1. BUSINESS

OVERVIEW

     We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, hospitality, healthcare, and construction industries. Our fully-integrated suite of Internet-enabled products allows our customers to manage and execute mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution which can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. Our software applications have been licensed to over 6,500 customers in over twenty countries.

     Our software applications use our internally developed three-tiered, object oriented software architecture, which we call the Aremis architecture. This architecture enables us to develop software solutions rapidly and cost-effectively by taking advantage of the common requirements of customers in our target markets. In addition, we believe that, with approximately 300 developers based in our facilities in India, we have established a cost-effective model for implementing, supporting and enhancing our software applications.

     In December 1999, we acquired e-nnovations.com, an Internet software solutions provider located in Bangalore, India, for approximately $14.5 million in cash consideration. Prior to the acquisition, we had partnered with e-nnovations.com for approximately two years utilizing their technological capabilities in several larger projects. The acquisition was intended to assist in the development of our application service provider, or ASP, capabilities and to address our customers' current and future e-business needs.

     In September 2000, we completed the sale of our United Kingdom primary healthcare business to Torex Plc., an information technologies solution provider to the United Kingdom healthcare market and certain retail markets, for approximately $3.0 million in cash consideration. The divestiture resulted in the transfer of approximately 24 of our United Kingdom healthcare employees and approximately 500 healthcare customers. In connection with the sale, we licensed our intellectual property to Torex Plc. and retained our ownership in the intellectual property.

     During the fourth quarter of 2000, we completed the purchase of assets and assumption of certain liabilities in connection with the acquisition of the hospitality division of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.), a supplier of property management systems to the hospitality industry, for $10 million in cash consideration. We acquired the hospitality division pursuant to asset purchase agreements in the United States, United Kingdom, Switzerland, Singapore, Norway, Malaysia, Hong Kong, Belgium and Australia. The acquisition expanded our customer base, market coverage and sales presence in the United States hospitality market.

     In December 2000, we acquired e-ChaRM India Pvt Ltd., a supplier of a web-based Customer Relationship Management system, or CRM, and a Hospital Management System, or HMS, for the healthcare market, for $10.9 million in cash consideration. Through this acquisition, we expanded our enterprise-wide web-enabled e-business offering and as a result, now participate in the market for integrated enterprise application -- CRM solutions. As a result of this acquisition, we gained approximately 200 customers who are primarily located in Southern India, including many corporate CRM customers and hospitals. We also acquired the services of additional software developers and e-ChaRM's complete India-based sales and marketing staff.

     In December 2000, we also acquired Denon International Ltd., a supplier of enterprise application software for the retail, trading, distribution, and construction management markets, primarily in the Middle East. We acquired Denon International for $7.34 million in an all cash transaction. This acquisition expanded our geographic market presence and local product knowledge in markets such as the Middle East. The acquisition also added over 40 customers, primarily located in the Middle East as well as Romania, Turkey, Greece, and the Ukraine. Denon International has a total of 87 employees, including 55 developers in Dubai and India.

     In February 2001, we acquired Rio Systems International, Inc., a supplier of an integrated hospitality suite of software applications that serve the spa, resort and premium hotel market. With this acquisition, we expanded our hospitality products to include spa management, retail point of sale, restaurant, fine dining, golf/tennis scheduling and other related applications. The acquisition also resulted in the addition of over 100 customers, primarily located in the United States. Pursuant to an agreement for the purchase and sale of assets and through our subsidiary AremisSoft Hospitality (US), Inc., we acquired the assets and assumed certain liabilities of Rio Systems for approximately $2.44 million in an all cash transaction to Rio Systems, plus the potential for additional consideration based on an earn-out formula over 15 months.

     In February 2001, we also entered into a merger agreement to acquire all of the issued and outstanding shares of Fourth Shift Corporation, a supplier of enterprise resource planning and e-business software. Upon closing of the merger, each outstanding share of Fourth Shift's common stock (other than dissenting shares) shall be converted into the right to receive an amount equal to $3.70 per share, in cash ($40.5 million in the aggregate) and Fourth Shift will become a wholly-owned subsidiary. Further, we will assume options to purchase approximately 392,386 shares of our common stock with exercise prices adjusted pursuant to a formula based on the $3.70 per share amount to be paid to the holders of outstanding Fourth Shift shares. Fourth Shift's principal product is the Fourth Shift Software System which includes integrated manufacturing, financial, and e-business applications. The acquisition will add approximately 1,600 active customers in North America, Europe, the Mid-East and Asia, and expand our market coverage and sales presence in the United States and other key markets, including China. The acquisition of Fourth Shift is subject to certain conditions, including approval by Fourth Shift's shareholders. Under the terms of the merger agreement, we have segregated approximately $40 million for the closing of the merger or until the termination of the merger agreement, pursuant to its terms.

INDUSTRY BACKGROUND

     Enterprise-wide software applications are designed to help a business manage and execute its mission-critical operations. They provide an organization with a strategic resource that can be used to generate and disseminate mission-critical information, as well as enable it to respond rapidly to changing market environments and customer needs.

     Businesses are increasingly demanding flexible solutions that assist in the management and execution of mission-critical functions in a continually changing business environment. In the past, host-centric systems operating on mainframes or mid-range computers achieved broad market acceptance. Although these systems served the near-term needs of customers, they lacked the flexibility necessary to operate in the modern marketplace due to their inability to accommodate variations in business requirements and technology infrastructure. As a result, companies like Invensys Plc., Oracle Corporation, PeopleSoft, Incorporated, and SAP AG developed more flexible enterprise-wide solutions targeted at Fortune 1000 companies. Although these solutions have undergone significant evolution since their introduction, they remain very expensive and require significant resources because they involve lengthy implementation cycles and substantial customization. Small to mid-sized organizations generally cannot afford and do not have the information technology resources to purchase, implement and support these large-scale enterprise-wide systems.

THE AREMISSOFT SOLUTION

     We focus on mid-sized organizations with limited information technology resources and a need for cost-effective, modularized software systems that can be scaled as the company grows. Our solutions are intended to provide the following benefits:

          Industry-Specific Applications. We offer enterprise-wide software applications for mid-sized organizations specifically tailored to four vertical markets: manufacturing, hospitality, healthcare and construction. Through our industry focus and history of working closely with customers, we believe we have developed a high level of expertise in industry-specific, complex business processes which enables us to develop software applications to address our customers' specific needs.

          Comprehensive Product Suite. Our comprehensive suite of products provides our customers with flexibility and a wide range of functions. We utilize a modular approach in configuring our solutions, drawing upon a broad array of modules that handle various business functions such as accounting, purchasing, manufacturing, customer service, and sales and marketing. As a result, our customers are able to incorporate their business processes into a single system and add new modules as their business needs increase.

          Rapid Implementation and Integration Advantages. The modular design and object oriented nature of our products, combined with our vertical market focus and expertise, permits rapid product implementation. Our software applications are designed to address the specific needs of our customers so they need only purchase those applications with the functions they require. This limits the need for extensive customizing after installation and eliminates implementation and training time for unnecessary features. Our software products operate on various hardware platforms, are compatible with most major databases and can be integrated with a variety of Internet technologies.

          Global Service and Support. We provide global service and support, which we believe is a critical component of our solution. We offer dedicated product service and support by highly trained personnel locally and through our software development and support facilities in India. We believe our investment in worldwide customer support services and user groups improves communication and feedback, enhancing customer satisfaction and cultivating long-term relationships with our customers.

          Ease of Migration. Although we encourage our customers to migrate to our newer products, we also support their existing use of our acquired products. By providing support for the acquired products, we protect our customers' investment in their existing systems and reduce the costs and business interruptions associated with mandatory system upgrades. We believe this is critical to customer satisfaction and improves our success in transitioning customers to our rejuvenated and new products.

THE AREMISSOFT STRATEGY

     Our business objective is to attain a leadership position as a provider of enterprise-wide software applications in our target markets. As part of our business strategy, we intend to continue to:

          Focus on Marketing to Mid-sized Organizations. We believe that the market for providing cost-effective, enterprise-wide software applications to mid-sized organizations is large and underserved. We believe our software products are well suited for this market because they are generally less expensive and have significantly shorter implementation periods than products marketed to larger businesses, which typically require implementation periods in excess of one year. We intend to continue to focus on the mid-sized market which, we believe, is not easily penetrated by large software vendors who face difficulties in tailoring their applications to address the needs of smaller organizations.

          Further Penetrate Targeted Markets. We believe there are significant opportunities to increase our presence and expand our customer base within the manufacturing, hospitality, healthcare and construction industries. We intend to leverage the expertise we have developed in each of these industries to further penetrate these markets and to take advantage of the common functionalities across these industries by utilizing our Aremis architecture.

          Increase Efficiencies by Using Our Software Development Facilities in India. We believe our software development and support facilities in India provide us with a competitive advantage in product development, implementation, product rejuvenation and administrative functions. Our team in India is responsible for research and development and shares responsibilities for design and specification with our technical personnel in the United Kingdom. We also utilize the satellite link that we established between our operations in India and each of our other offices to increase operating efficiency and enhance communications throughout our operations. We intend to increase the use of our operations in India to reduce costs in other areas of our business including administrative functions.

          Provide Internet-Enabled Software Solutions. We have attempted to improve our ability to provide fully integrated Internet-enabled software solutions. We have released versions of many of our products, with enhanced Internet capabilities, including the delivery of our applications directly to our customers over the Internet.

          Provide Customer Relationship Management Software Solutions. We intend to expand our enterprise-wide web-enabled e-business offering and participate in the rapidly growing market for integrated enterprise application-CRM solutions.

          Expand on our Technological Expertise. We believe that our three-tiered object oriented architecture enables us to respond to and rapidly incorporate new technologies. We intend to continue to invest in the development of new technologies and products to address evolving customer requirements. In addition, our technology strategy is focused on transitioning customers from acquired products to products utilizing our Aremis architecture.

          Expand Sales, Marketing, Support and Service. We believe there are significant opportunities to expand our market position in our existing markets by further developing our sales, marketing and support infrastructure. We mainly sell and support our software products directly to our customers in Europe and the United States. We also utilized, to a limited extent, value added resellers to promote and sell our products in other countries. We plan to continue to invest significantly in expanding our sales, marketing, support and services in these and other geographic regions.

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

     After we have acquired a business, it is integrated into our operations. The integration process is customized for each acquisition and is intended to maximize the business goals of the acquisition and the available resources. The integration process is often begun by establishing a link between the acquired business and our software development and support facilities in India. A team within our India facilities will generally assume responsibility for a portion of product development. As a result, we are able to reduce staff in the development function of the acquired business. In certain acquisitions, we continue to utilize the facilities of the acquired business for a certain period of time prior to utilizing our India facilities. Depending upon the situation, we may also utilize our finance and administration capabilities in India.

     Our software engineers in India then begin rejuvenating the acquired products and transitioning them to our Aremis architecture. At this point, we offer customers of the acquired business three choices, to transition to one of our products, to upgrade to a rejuvenated acquired product or to continue to utilize the existing acquired product. We are sensitive to the customer's application system investment and do not require them to transition to the rejuvenated products, rather, we attempt to continue to support the acquired businesses' products until all customers are transitioned to one of our rejuvenated or new products. Because the transition process is gradual and, to a large extent, controlled by the customer, disruption to the customer's operations is minimized.

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

     The object orientation of our Aremis architecture helps to minimize training costs since our software developers, who are already trained in the development methods and language, can be assigned to various vertical markets with little or no additional training. In a similar manner, we can usually add modules to a customer's Aremis system with minimal additional cost and training.

     Our Aremis architecture encompasses most industry standard database technologies including:

  - Oracle                        - SQL Server
  - Informix                      - Sybase

     This provides our customers with the flexibility to utilize our high quality data warehouse and data mining applications. Our Aremis architecture is also based on open, client/server computing technology. This open environment provides compatibility with other software applications, even among multiple versions of the same or different products. Components of the Aremis architecture have been implemented on numerous hardware platforms and operating systems, including:

  - Windows NT                    - Novell
  - Windows 95                    - Multitasking DOS environments
  - UNIX

OUR PRODUCTS

     We provide customized enterprise-wide software applications for mid-sized organizations in four principal vertical markets. For each of the last three years, revenues in each of these markets, as a percentage of our total revenues, were as follows:

                                                              1998    1999    2000
                                                              ----    ----    ----
Manufacturing...............................................   32%     35%     35%
Hospitality.................................................   26%     26%     30%
Healthcare..................................................   30%     27%     22%
Construction................................................    8%      7%      8%
Other.......................................................    4%      5%      5%
                                                              ----    ----    ----
          Total.............................................  100%    100%    100%
                                                              ====    ====    ====

     As a result of the acquisitions we completed from January 1993 to December 2000, our customer base is in various stages of transition from the use of our acquired products to products utilizing our Aremis architecture. In general, most of the products which were originally acquired as part of an acquisition have been subsequently rejuvenated. In the rejuvenation process, an acquired product is enhanced by incorporating the then current features of the Aremis architecture appropriate for that product. New customers in each of our target markets are sold acquired products or updated versions of products, while existing customers of the acquired businesses are encouraged to transition to the rejuvenated product line at their own pace. In the hospitality market, we recently acquired LANmark, a property management system, as part of the acquisition of the hospitality division of Verso Technologies. As a result, we continue to offer to new customers the LANmark product as well as our other suite of property management systems.

     The products we sell or support consist of:

     - products of acquired businesses that have not been rejuvenated,

     - products of acquired businesses that have been rejuvenated and incorporate features of our Aremis architecture, or

     - new products that incorporate all or a substantial portion of the features of our Aremis architecture.

     We currently sell or support products in each of the following vertical markets: manufacturing, hospitality, healthcare and construction.

  Manufacturing Products

     Aremis Enterprise is a fully-integrated enterprise-wide management and control system which provides enterprise resource planning capabilities and broad functionality and is compatible with larger enterprise resource planning systems. Aremis Enterprise consists of nine main modules and incorporates features of our Aremis architecture.

     MTMS, which operates on UNIX or Windows platforms, is compatible with larger enterprise resource planning systems. MTMS was acquired in connection with our acquisition of BEC Group Limited and was subsequently rejuvenated. The rejuvenated version of MTMS contains the same modules and programs as Aremis Enterprise but does not incorporate all features of our Aremis architecture.

     License fees for the Aremis Enterprise and MTMS products can range from approximately $50,000 to $500,000 depending upon the size of a customer and number of modules utilized.

     The following table describes the main modules and the primary customer benefits of Aremis Enterprise and the rejuvenated MTMS products:

MODULES                          PRIMARY CUSTOMER BENEFITS

Manufacturing Data
Management....................   - Enables the creation of and access to, parts
                                   details, bills of material, process routes and any other resources fundamental to the control of the manufacturing process

Production Planning...........   - Assists in the control of daily targets with
                                   inventory and labor entries

Production Control............   - Facilitates ordering and controlling work in
                                   progress

Inventory and Stores..........   - Defines and controls inventory requirements,
                                   records unplanned inventory movements, tracks inventory in all stages of the manufacturing process and generates product forecasts

Purchasing....................   - Integrates purchase orders, material
                                   requirements planning, quality control and purchase invoice validation

Sales.........................   - Provides several methods of entering purchase
                                   orders

System Software...............   - Provides the framework upon which the MTMS
                                   customer implementation is built and
                                   maintained; includes modules to parameterize system functions, set defaults and provide options for creating and maintaining basic system data

Quality Control...............   - Enables management of quality control of raw
                                   materials and finished products

Environment...................   - Contains the control mechanism to support a
                                   range of database facilities

  Hospitality Products

     Aremis Property Management System, commonly referred to as Aremis PMS, is a comprehensive client/ server hotel property management system that can be dynamically configured to match a customer's business model. Aremis PMS consists of eight main modules that offer a wide range of functions for both the front and back office operations in a hotel and incorporates features of our Aremis architecture. Aremis PMS is scalable to accommodate hotels with more than 500 rooms.

     IGS Hotel is a product we acquired in connection with our acquisition of IGS Leisure Technology Limited. IGS Hotel operates in a multitasking DOS environments and offers a wide range of functions for both the front and back office operations in a hotel. The rejuvenated version of IGS Hotel contains many of the same modules as Aremis PMS but does not incorporate all features of our Aremis architecture.

     LANmark is a property management product which we acquired in connection with our acquisition of the hospitality division of Verso Technologies. LANmark operates in multitasking DOS environments and offers many of the same features as our IGS Hotel.

     License fees for Aremis PMS, IGS Hotel and LANmark can range from approximately $11,000 to $1.0 million, depending on the size of a customer and number of modules utilized.

     The following table describes the main modules and the primary customer benefits of Aremis PMS and LANmark, and the rejuvenated version of IGS Hotel:

MODULES                          PRIMARY CUSTOMER BENEFITS

Front Office..................   - Assists hotels in managing its front office
                                   operations from reservations through check out

Central Reservations..........   - Provides hotel chains with a central
                                   reservations facility for each hotel within the chain

Web Booking Engine............   - Provides web booking service with on-line
                                   availability for bookers for our clients hotels

Data Warehousing/CRM..........   - Provides a central information database for
                                   hotel chains and an executive information systems and CRM applications

History & Marketing...........   - Provides hotels with key profile information
                                   on guests and prospects

Sales and Catering............   - Assists hotels in organizing events and
                                   facilitates the reservation process,
                                   consolidating billing statements and
                                   maintaining detailed information on guest and events

Point of Sale (Restaurant &
Bar)..........................   - Provides touch screen point of sale for
                                   restaurants and bars which is fully
                                   integrated with the front office products for the direct posting of charges to hotel accounts

Interfaces....................   - Offers interfaces to a number of high quality
                                   third-party hardware and software systems including room access control systems, telephone systems, television systems, mini-bar systems and in-room fax facilities

     In addition to the LANmark property management system, we also acquired other enterprise application software from the hospitality division of Verso Technologies. As a result, we also offer Medallion, a property management system, and InnDemand, a Web-enable property management system. These products provide for reservations, guest accounting, sales and catering applications, travel agent accounting, engineering management and interfaces to central reservations and global distribution systems.

  Healthcare Products

     In the past, our healthcare division focused its attention in supplying solutions to the United Kingdom National Health Service primary care market with our Genisyst, Global Clinical System for Windows (GCS), and AMSyS products. However, due to changes to the United Kingdom National Health Service policy, in September 2000, we sold our United Kingdom primary healthcare business to Torex Plc., a provider of information technology solutions to the United Kingdom healthcare and certain retail markets. However, we retained our ownership to the healthcare software intellectual property and we continue to provide our products in other geographic regions.

     As a result of the divestiture of our United Kingdom primary healthcare division and changes in the United Kingdom National Health Service policy, we focus our marketing efforts outside of the United Kingdom. The acquisition of e-ChaRM in December 2000 provided us with a fully integrated hospital management system for the healthcare market, which we call MediSoft. Our current product offerings are:

     AREMIS Healthcare Information System is a work-flow enable web-base suite of applications that provides comprehensive financial, patient and clinical information management, as well as connectivity for hospitals, pharmacies, radiology laboratories and primary care physicians.

     AREMIS-EPR (Electronic Patient Records), is an evolution of the GCS product originally developed for the primary care market but now designed to also meet the requirements of the secondary healthcare market.

AREMIS-EPR provides all of the functionality of the GCS but with the addition of electronic patient records facilities. This provides for a consistent user-interface across diverse systems making data entry easier and saving repeated re-keying of patient data.

     MediSoft, is a fully integrated hospital management system. It provides electronic patient records across all functions and departments within a healthcare operation. The functional system was designed by physicians and its simple operation gives access to a wealth of clinical information in a real-time situation. It uses our Aremis architecture and is written to international medical coding standards.

     License fees for our AREMIS Healthcare Information System, AREMIS-EPR and MediSoft products can range from approximately $20,000 for single users to $200,000 for multiple user systems, depending upon the number of modules utilized.

     The following table describes the main modules and the primary customer benefits of AREMIS Healthcare Information System, AREMIS-EPR and Medisoft products:

MODULES                          PRIMARY CUSTOMER BENEFITS

Patient Management............   - Provides appointment calendar, clinical
                                   records, tracks patient visits and records, ward management, operating room management, prescriptions, and immunization records

Clinical Laboratory...........   - Provides registration, clinical report
                                   database, x-ray storage, automatic input from laboratory equipment including electro-cardiogram, computed tomography scanners and cell counters

Administration................   - Provides staff database and master records of
                                   attendance, overtime, and scheduling

Front Office..................   - Creates and maintains appointments,
                                   correspondence, messages, and address
                                   information

Patient Billing...............   - Provides billings for in-patients,
                                   out-patients, operating procedures,
                                   consumables, and consultants

Pharmacy......................   - Facilitates and manages purchases, goods
                                   received and inventory, and provides
                                   inventory reporting and analysis

Medical Library...............   - Provides medical dictionary, spell-checking,
                                   drug dosages, drug interaction, diet and nutrition, poisons and anti-dotes, and allergies and anti-allergens information

  Construction Products

     ViXEN Windows is a fully-integrated Windows-based management and resource control system designed specifically for contracting companies. ViXEN Windows incorporates many of the features of our Aremis architecture.

     ViXEN Plus & ODBC operates in a multi-user environment and fully integrates to our ViXEN Windows modules, but does not incorporate all features of our Aremis architecture. The product was acquired in connection with our acquisition of Briter Computer Systems Limited and was subsequently rejuvenated.

     License fees for a ViXEN contracting system can range from approximately $30,000 to $500,000 depending on the size of a customer and number of modules utilized.

     The following table describes the main modules and the primary customer benefits of ViXEN Windows and ViXEN Plus:

MODULES                                                      PRIMARY CUSTOMER BENEFITS
------------------------------------------  ------------------------------------------------------------

Services and Maintenance......   - Controls various tasks related to servicing
                                   and maintaining equipment and facilities, allowing users to record and manage numerous customer address and plant equipment parameters

Job Costing...................   - Records and analyzes costs of each job;
                                   serves as the hub of the ViXEN contracting system

Purchase Orders...............   - Produces printed orders, calculates prices
                                   and discounts automatically and records the value of outstanding orders as part of work in progress

Estimating....................   - Calculates a quote based on changes in labor
                                   rates, overhead, task factors, wastage,
                                   allowances, increased cost percentages and desired profit margin and performs sensitivity analysis

Inventory Control.............   - Maintains control of inventory changes by
                                   providing detailed information on inventory levels, goods ordered from suppliers and incoming and outgoing transactions

Price File Database...........   - Provides instant access to current prices on
                                   frequently used products for a variety of purposes, including estimating, material requisitions, purchase orders, inventory control and small works invoicing

Client Reconciliation.........   - Assists in the recording, reconciling and
                                   accounting for interim applications, client certificates, deferred value-added taxes and discounts and retentions on contracts

Subcontractor
Reconciliation................   - Provides the same functionality for
                                   subcontractors as Client Reconciliation
                                   provides for contractors

Sales Ledger..................   - Automatically posts invoices through the Job
                                   Costing module and performs sales analyses

Purchase Ledger...............   - Logs invoices, validates input data,
                                   specifies payment options, makes automatic payments and produces invoices and checks

Nominal Ledger................   - Provides extensive reporting modules in a
                                   variety of formats based on a user-defined structure

Payroll.......................   - Processes the wage and salary payments of
                                   various types of employees

System Management.............   - Embraces a range of necessary features,
                                   integrating other ViXEN modules in a UNIX environment

Resource Planning and
Control.......................   - Work scheduling for engineers, reported by
                                   day, week, month and year in bar-chart and diary format. Provides tracking and cost data with the ability to communicate with handheld devices and operates in a Windows environment.

Budget Estimating.............   - Produces design and build budget estimates
                                   and detailed reports using a knowledge based tool designed for the mechanical and electrical contractors.

CUSTOMERS

     We primarily focus on mid-sized organizations within the manufacturing, healthcare, hospitality and construction industries worldwide. As of March 8, 2001, our software products have been licensed to over 6,500 customers in over twenty countries. No one customer accounted for more than 10% of our total revenues in 2000.

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

     We maintain research and development centers in the United States, United Kingdom and India. Our operations in the United States and United Kingdom concentrate primarily on new product design and prototypes using our Aremis architecture. Our software engineering research division also evaluates and develops new technologies and methodologies for the future benefit of our broad range of products. These technologies include hand held, imaging, Internet/intranet, voice activation, touchscreen and multimedia. Coding, technology integration and testing are performed at our software development and support facilities in India, where employees are divided into teams for each target market. Our teams in India also focus on incorporating enhancements and error corrections to existing products.

     Use of the software development and support facilities in India provides us with access to highly skilled software engineers. In contrast, the available pool of appropriately skilled software professionals in Europe and the United States is limited. In addition, the cost of recruiting and training software developers in C++ and Java is substantially greater in Europe and North America. We believe our facilities in India provide us with a significant cost advantage over our competitors in Western Europe and the United States, even with the additional communications and management overhead associated with remote development.

CUSTOMER SERVICE AND SUPPORT

     We provide service and support to our customers to promote rapid and efficient implementation and ongoing support of their products. Our service and support offerings include:

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

PROPRIETARY RIGHTS AND LICENSING

     Our success is dependent upon our proprietary technology and other intellectual property. We have registered the AremisSoft trademark and service mark with the United States Patent and Trademark Office. We have not registered any copyrights nor have we received or applied for any patents for our products, technology or other intellectual property. We rely primarily on the protection provided by applicable copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our software. We also enter into specific confidentiality agreements with employees who work closely with our intellectual property and include confidentiality provisions in substantially all of our employment agreements. We also include confidentiality provisions in our agreements with distributors and customers and limit access to and distribution of the source codes for our products and other proprietary technology.

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

     In the manufacturing industry, the principal factors include the ease of implementation of a product and its functions, customer service, training and price. Our main competitors in the manufacturing industry include Epicor Software Corporation, Frontstep, Inc., Glovia International LLC, QAD, Inc. and Fourth Shift Corporation, with whom we entered into an agreement to acquire in February 2001.

     In the hospitality industry, the principal factors that affect competition include the functionality of the product, the ease of implementation, the return on the customer's investment, customer service, training and price. Our main competitors in the hospitality industry in the United Kingdom and Europe are Micros Systems, Inc. and Ramesys.

     In the healthcare market, the principal factors that affect competition have historically included the ability to produce applications to market in relatively short periods of time, compliance with requirements of primary care groups, compliance with the United Kingdom's National Health Service specifications, access to reliable software support, system implementation and maintenance costs. In September 2000, we sold our United Kingdom primary healthcare business and licensed our intellectual property to Torex Plc.

     In the construction industry, the principal factors that affect competition include the ability to collect marketing data, produce accurate invoicing, profit control and purchasing information, as well as price. Our main competitors in the construction industry include Estimation Limited and Ramesys.

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

EMPLOYEES

     As of December 31, 2000, we had 838 full-time employees. Of these employees, 218 are based in our offices in the United Kingdom, 110 are based in our offices in the United States, 80 of whom we acquired as a result of our acquisition of the hospitality division of Verso Technologies in late 2000, and 323 are based in our software development and support facility in India. The remaining 187 employees are in various facilities in other locations. None of our employees is represented by any collective bargaining agreements, and we have never experienced a work stoppage. We consider our relationship with our employees to be good, and we have not experienced any interruptions of operations due to labor disagreements.

     All of our employees in India are full-time employees. We do not employ contractors or fixed term temporary personnel in India. In order to retain key personnel in India, we operate a number of incentive programs, including subsidized housing, car allowances, and overseas allowances and bonuses for employees working on special projects. Currently, we utilize a three-shift system at our facilities in India, thereby allowing us to ensure key projects are delivered on time and to specification and facilitating customer access to our software staff.

RISK FACTORS

     In addition to other information in this report, the following risk factors should be considered in evaluating our business and us.

  We could suffer losses in the future.

     Until the second half of 1997, we incurred substantial losses. Our losses were $1.6 million for 1997 and $15.3 million for 1996. Although we have operated profitably since the third quarter of 1997, we cannot assure you that we will sustain profitability on a quarterly or annual basis in the future. We expect to continue to incur increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. If we are to continue to sustain profitability given our planned expenditure levels, we will need to generate and sustain increased revenues.

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

     From 1993 through 1996, we acquired 11 companies. In 1999 and 2000, we acquired four companies including the hospitality division of Verso Technologies with aggregate annual revenues of approximately $24.9 million in the last fiscal year prior to acquisition, or the current fiscal year if the acquisition occurred more than nine months into such year. In February 2001, we acquired Rio Systems International and entered into a merger agreement to acquire the outstanding shares of Fourth Shift Corporation. Our acquisition strategy is focused on acquisitions that are potentially larger in scope and size than any of our previous acquisitions and we cannot assure you that we will successfully integrate an acquisition of this size into our operations. We continually evaluate acquisition opportunities. Any future acquisition may disrupt our ongoing business, divert the attention of our management and employees from day to day operations and increase our operating expenses.

  Failure to manage our growth may seriously harm us and our ability to deliver products in a timely manner, fulfill existing customer commitments and attract and retain new customers.

     We have grown rapidly in the last five years, with total revenues increasing from $34.4 million in 1996 to $123.6 million in 2000. Our growth has placed, and will continue to place, a significant strain on our management, operations and financial resources. Our recent expansion has resulted in substantial growth in the number of our employees, the scope of our operating and financial reporting systems and the geographic area of our operations. Accordingly, our future operating results will depend on our ability to continue to implement and improve our operational and customer support systems and to expand, train and manage our employee base. We cannot assure you that we will be able to manage our expansion successfully, and our inability to do so may seriously harm our ability to deliver products in a timely manner, fulfill existing customer commitments and attract and retain new customers.

  We must successfully develop new products and keep pace with rapid technological change to remain competitive.

     The market for our products is characterized by rapid technological changes, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We cannot assure you that we will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others. We also cannot assure you that our new or enhanced products will achieve market acceptance. Our customers utilize a wide variety of hardware, software, database and networking platforms. As a result, we must continue to support and maintain our products on a variety of these platforms. In particular, we must continue to anticipate and respond adequately to advances in other software and desktop computer operating systems like Microsoft Windows.

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

     If our products malfunction or suffer from design defects, we may also be subject to product liability claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to liabilities arising from product liability claims. We also maintain errors and omissions liability insurance in the United Kingdom in the amount of $7.5 million for damages as a result of product defects or errors. However, we cannot assure you that the provisions in our license agreements limiting our liability will be enforceable under international, federal, state or local laws and judicial decisions or that our insurance coverage will be sufficient to cover all losses resulting from product defects or errors. To the extent our insurance is insufficient to cover any losses we may incur, our operating results will suffer.

  Competition in the markets for our products and technology is intense. We may not be able to compete effectively in these markets and we may lose market share to our competitors.

     The markets for our enterprise-wide software applications are intensely competitive and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. Our principal competitors for products sold to customers in the manufacturing industry include Epicor Software Corporation, Frontstep, Inc. and QAD, Inc.. We also believe that large enterprise software vendors, like Invensys Plc., Oracle Corporation, PeopleSoft, Incorporated and SAP AG, are increasing their marketing efforts to mid-sized organizations in the manufacturing industry. In the hospitality industry, our principal competitors are Micros Systems, Inc. and Ramesys. In the healthcare industry, our principal competitors include Micros Systems, Inc. and Torex Plc. In the construction industry, our competitors include Estimation Limited and Ramesys. In addition, we face indirect competition from suppliers of customized enterprise-wide software applications with highly customized software and from the internal information technology departments of large organizations who develop their own systems.

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

     Sales of our products require an extensive marketing effort because decisions to purchase these products generally involve the evaluation of the product by a significant number of a potential customer's personnel in various functional and geographic areas. Our products are generally used for division-or enterprise-wide purposes and involve significant capital outlays by customers and relatively complex installations. Potential customers generally commit significant resources to evaluate available enterprise-wide software applications and require us to provide a significant level of education about the use and benefits of our products. As a result, our sales cycle averages between one and 12 months from initial contact to execution of a license agreement. Our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could cause our operating results to fall below the expectations of securities analysts and investors and cause our stock price to decline.

  We are dependent on our key personnel, particularly Dr. Lycourgos K. Kyprianou, our founder and co-chief executive officer and Roys Poyiadjis, co-chief executive officer. Any loss of the services of our key personnel would harm our business.

     Our future success depends to a large extent on the continued services of our senior management and key personnel. In particular, we are highly dependent on the services of Dr. Lycourgos K. Kyprianou, our founder and co-chief executive officer and Roys Poyiadjis, co-chief executive officer. If we were to lose their services or other key personnel, our ability to manage operations and generate revenues would be harmed.

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

     Our success is substantially dependent upon the protection of our internally developed technology, including our Aremis architecture. Our profitability could suffer if third parties infringe upon our intellectual property rights or misappropriate our technology and other assets. To protect our rights to our intellectual property, we rely on the protection provided by applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have our AremisSoft trademark and service mark registered with the United States Patent and Trademark office, but do not currently hold any patents or registered copyrights. Despite our efforts, it may be possible for unauthorized third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and, while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a problem. In addition, the laws of some countries, including India and the United Kingdom, do not protect our proprietary rights to the same extent as do the laws of the United States. Any failure by us to protect our intellectual property could result in competitors offering products incorporating the same or similar technology which could reduce demand for our products. Further, litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources.

  Our products may infringe on the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

     We expect that enterprise-wide software applications will increasingly be subject to claims of infringement relating to software codes as the number of products and competitors in our industry segment grows and the functionality of products overlaps. We do not currently have liability insurance to protect against the risk of third party intellectual property infringement claims. Any claim, with or without merit, could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements. These royalty or licensing agreements, if required, might not be available on terms that are acceptable to us. An infringement claim, even if not meritorious, could result in the expenditure of significant resources and could negatively affect our profitability.

  We occasionally enter into fixed price contracts, which may lead to lower margins and harm our operating results.

     We offer a combination of enterprise-wide software applications, implementation services and support services to our customers. We have, from time to time, entered into fixed-price contracts that require us to provide support services for a fixed price regardless of our actual costs incurred in fulfilling our support service obligations. Revenues attributable to fixed-price contracts were approximately 11% of our total revenues for 1998, approximately 14% of our total revenues for 1999 and approximately 14% of our total revenues for 2000. Our inability to successfully complete these contracts, as budgeted, could lead to lower operating margins and reduced revenues and profits.

  Our results of operations may be adversely impacted by currency fluctuations.

     We currently have operations in various countries throughout Europe and many parts of the world. A significant portion of our revenues is received in currencies other than the United States dollar, primarily in the British pound and other currencies tied to the Euro. Because our financial statements are reported in United States dollars, fluctuations of the British pound and other currencies against the United States dollar have caused, and will continue to cause, us to recognize foreign currency transaction gains or losses, which may be material to our operations and impact our reported financial condition and results of operations.

  We face risks associated with doing business in international markets.

     Our principal executive offices are located in the United States. Revenues from our operations outside of the United States accounted for approximately 97% of our total revenues in 2000. We expect that a significant portion of revenues for the foreseeable future will be derived outside the United States. We are subject to risks inherent in international business activities, including (i) difficulties in collecting accounts receivable and longer collection periods,
(ii) changing and conflicting regulatory requirements, (iii) potentially adverse tax consequences, (iv) tariffs and general export restrictions, (v) difficulties in staffing and managing foreign operations, (vi) political instability, (vii) reduced protection for intellectual property rights in some countries, and
(viii) fluctuations in currency exchange rates.

  The tax benefits that we currently receive in India may be lost if we fail to satisfy specified conditions.

     We maintain development and support facilities in New Delhi and Bangalore, India. As of December 31, 2000, we had approximately 39% of our workforce in India. As a means of encouraging foreign investment, the Indian government provides tax incentives and exemptions from regulatory restrictions. Among the benefits that directly affect us are tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. The current tax holiday to which one of our Indian subsidiaries is entitled expires in March 2009. To be eligible for these tax benefits, we must continue to meet specified conditions including continuing to operate in a qualified software technology park and exporting sales of at least 75% of our inventory turnover. Our failure to meet these conditions could result in cancellation of the benefits or a requirement to pay damages in an amount as later determined by the Indian government and customs duty on plant, machinery, equipment, raw materials, components and consumables. In addition, goods, raw materials and components for production imported by our offices in India are generally exempt from the levy of a customs duty. These tax benefits could be discontinued or modified in the future which could significantly harm our operations in India.

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

     The market price of our common stock is highly volatile and may be subject to significant fluctuations in response to actual or anticipated variations in quarterly operating results and other factors. From the time of our initial public offering through March 8, 2001, the closing price of our common stock reported on the Nasdaq National market has ranged from approximately $1.94 to $27.63 per share. In addition, the stock market in general, and the market for technology related stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

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

ITEM 2. PROPERTIES

     We lease various facilities which house our administration, sales, marketing, support and research and development functions. The following table sets forth information concerning our principal facilities as of December 31, 2000:

                                                                                       APPROXIMATE
              LOCATION                        FUNCTION            LEASE EXPIRATION    SQUARE FOOTAGE
              --------                        --------            ----------------    --------------
Alton, United Kingdom...............  Construction Division             2005               4,500
Atlanta, Georgia....................  Hospitality Division              2004               4,190
Bangalore, India....................  Internet, Workflow,               2003              11,529
                                      Research and Development
Blackburn, United Kingdom...........  Manufacturing Division            2010              12,000
Westmont, New Jersey................  Principal Executive               2001               4,200
                                      Office
Wichita, Kansas.....................  Hospitality Division              2001              18,373
Woking, United Kingdom..............  Hospitality Division              2012               7,430

     We also have relatively small lease holdings elsewhere in Argentina, Australia, Bulgaria, Germany, Hong Kong, India, Ireland, Malaysia, Mexico, Norway, Singapore, Switzerland, the United Kingdom and the United States which expire on various dates from 2001 through 2013. We believe that our current facilities will be sufficient to meet our needs for the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this report, we are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading publicly on the Nasdaq National Market on April 22, 1999, and is traded under the symbol AREM. The following table shows the high and low per share closing price of our common stock for the periods indicated. Amounts have been adjusted to reflect the two-for-one stock split, affected in the form of a 100% stock dividend paid by us in the first quarter of 2001.

                                                              HIGH      LOW
                                                             ------    ------
2000
First quarter..............................................  $23.06    $13.63
Second quarter.............................................  $16.13    $ 9.03
Third quarter..............................................  $18.75    $13.03
Fourth quarter.............................................  $24.75    $14.84
1999
Second quarter (April 22, 1999 to June 30, 1999)...........  $ 2.55    $ 1.94
Third quarter..............................................  $ 7.13    $ 2.50
Fourth quarter.............................................  $16.25    $ 5.94

     On March 8, 2001, the closing price of the common stock on the Nasdaq National Market was $20.00 per share, and there were 69 holders of record of the common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and we therefore do not expect to pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     For the year ended December 31, 2000, we have sold and issued the following unregistered securities:

     We issued 13,146 shares of our common stock to one investor and 4,382 shares of our common stock to another investor at $4.28 per share in connection with the exercise of their warrants for an aggregate price of $75,000. The warrants were issued in connection with a financing in 1998.

     In connection with our initial public offering, we granted Roth Capital Partners, Inc. a warrant to purchase 660,000 shares of our common stock at $3.75 per share. During 2000, we issued 509,572 shares of our common stock to Roth Capital Partners in connection with its partial exercise of its warrant upon its surrender of its right to purchase 108,332 shares of our common stock pursuant to a cashless exercise under such warrants.

     The issuances of our common stock upon exercise of the warrants during year ended December 31, 2000, were made by us in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     We have derived the selected consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1999 and 2000, from our consolidated financial statements included in this report. We have derived the selected consolidated statement of operations data for the years ended December 31, 1996 and 1997, and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998, from consolidated financial statements which are not included in this report. Please read the selected consolidated financial data presented below in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this report. The consolidated statement of operations data for the year ended December 31, 2000, includes the operations of the hospitality division of Verso Technologies from the respective dates of acquisition during the fourth quarter of 2000, and e-ChaRM from December 6, 2000, the date we acquired that business.

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                             1996      1997      1998      1999       2000
                                                           --------   -------   -------   -------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues:
     Software licenses...................................  $ 12,052   $17,024   $26,416   $37,224   $ 67,842
     Maintenance and services............................    15,839    18,990    21,680    30,435     49,517
     Hardware and other..................................     6,541     6,360     4,525     5,727      6,250
                                                           --------   -------   -------   -------   --------
          Total revenues.................................    34,432    42,374    52,621    73,386    123,609
                                                           --------   -------   -------   -------   --------
Cost of revenues:
  Software licenses......................................     1,555     2,079     2,654     4,468      7,181
  Maintenance and services...............................     5,393     5,377     5,319     8,620     14,454
  Hardware and other.....................................     5,760     5,147     2,817     3,625      4,188
  Amortization of purchased software and capitalized
     software development costs..........................     2,327        70       265       298        301
                                                           --------   -------   -------   -------   --------
          Total cost of revenues.........................    15,035    12,673    11,055    17,011     26,124
                                                           --------   -------   -------   -------   --------
Gross profit.............................................    19,397    29,701    41,566    56,375     97,485
Operating expenses:
  Sales and marketing....................................    15,182    17,834    21,594    25,518     41,842
  Research and development...............................     6,409     6,233     6,207     5,916      8,568
  General and administrative.............................     5,605     5,227     4,868     7,108     12,063
  Non recurring operating expenses.......................        --        --        --        --        166
  Write-off of offering costs............................        --        --     1,592        --         --
  Amortization of intangible assets......................     5,144        97        74        --      5,415
  Profit on disposition of subsidiary....................        --        --        --       (42)        --
  Write-off of intangible assets.........................       505        --        --        --         --
                                                           --------   -------   -------   -------   --------
          Total operating expenses.......................    32,845    29,391    34,335    38,500     68,054
                                                           --------   -------   -------   -------   --------
Profit (loss) from operations............................   (13,448)      310     7,231    17,875     29,431
Other income (expense):
  Non operating income...................................        --        --        --        --      1,926
  Interest income (expense), net.........................    (1,906)   (1,895)   (2,030)     (661)       969
                                                           --------   -------   -------   -------   --------
  Income (loss) before income taxes......................   (15,354)   (1,585)    5,201    17,214     32,326
  Income tax expense (benefit)...........................       (50)       35     2,026     5,097       (376)
                                                           --------   -------   -------   -------   --------
  Income (loss) after taxes before extraordinary item....   (15,304)   (1,620)    3,175    12,117     32,702
  Extraordinary item -- gain on debt forgiveness.........        --        --        --     1,163         --
                                                           --------   -------   -------   -------   --------
          Net income (loss)..............................  $(15,304)  $(1,620)  $ 3,175   $13,280   $ 32,702
                                                           ========   =======   =======   =======   ========
Basic earnings (loss) per share before extraordinary
  item...................................................  $  (1.02)  $ (0.11)  $  0.17   $  0.47   $   1.05
                                                           ========   =======   =======   =======   ========
Diluted earnings (loss) per share before extraordinary
  item...................................................  $  (1.02)  $ (0.11)  $  0.17   $  0.45   $   0.93
                                                           ========   =======   =======   =======   ========
Basic earnings (loss) per share after extraordinary
  item...................................................  $  (1.02)  $ (0.11)  $  0.17   $  0.52   $   1.05
                                                           ========   =======   =======   =======   ========
Diluted earnings (loss) per share after extraordinary
  item...................................................  $  (1.02)  $ (0.11)  $  0.17   $  0.49   $   0.93
                                                           ========   =======   =======   =======   ========
Weighted average number of shares used in computing:
Basic earnings (loss) per share..........................    15,008    15,036    18,240    25,524     31,262
Diluted earnings (loss) per share........................    15,008    15,036    18,270    26,926     35,042

     All share and per share data disclosed above has been adjusted to reflect the two-for-one stock split, affected in the form of a 100% stock dividend paid by us in January 2001.

                                                                         AS OF DECEMBER 31,
                                                         ---------------------------------------------------
                                                           1996       1997       1998      1999       2000
                                                         --------   --------   --------   -------   --------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents............................  $    867   $    239   $    149   $13,386   $ 33,331
  Working capital (deficit)............................   (15,438)   (12,971)   (10,516)   17,840     56,843
  Total assets.........................................    18,449     17,242     27,952    60,944    125,024
  Long-term debt.......................................    13,388     10,199      1,874         2         45
  Total stockholders' equity (deficit).................   (25,103)   (19,534)    (7,109)   36,246     97,585

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with information contained in "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report.

OVERVIEW

     We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, hospitality, healthcare and construction industries. Our business started in Cyprus in 1978 and initially focused on developing customized enterprise-wide software applications for international organizations located in the Middle East and Near East. In 1986, we established our New Delhi, India software development and support facility to access the skilled Indian labor force and capture cost efficiencies. We established operations in the United Kingdom in 1992. From 1993 to 1996, we completed eleven acquisitions and established operations in the United States, Mexico, Argentina and Ireland. By the end of 1996, all operating entities were consolidated. In 1997, we reorganized as a United States holding company, changing our domicile from the Netherlands to Nevada. We reincorporated in Delaware in 1999 in connection with our initial public offering. In the fourth quarter of 1999, we acquired e-nnovations.com, an Internet software solution provider in India. As of December 31, 2000, we had 838 full time employees and conducted business in over twenty countries.

     During 2000, we continued to expand our revenues in Europe, primarily through large contracts in emerging markets in the manufacturing and healthcare industries. We also experienced a decline in our revenues in the United Kingdom, primarily in our healthcare division. Our United Kingdom primary healthcare business was sold to Torex Plc in September 2000.

     During 2000, we continued our performance under two significant contracts in Bulgaria, one with a private company and the other with the Bulgarian National Health Insurance Fund, commonly referred to as the NHIF. We have completed certain phases under both contracts and continue to perform under the terms of each contract.

     During the fourth quarter of 2000, we completed the purchase of assets and assumption of certain liabilities in connection with the acquisition of the hospitality division of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.), a supplier of property management systems to the hospitality industry, for $10.0 million in cash consideration. The acquisition expanded our customer base, market coverage and sales presence in the United States hospitality market. In connection with the acquisition, we have allocated approximately $9.0 million to goodwill and other intangible assets, which will be amortized over a period of three years, or $3.0 million per year starting the fourth quarter of year 2000.

     In December 2000, we acquired e-ChaRM India Pvt Ltd., a supplier of Customer Relationship Management and Hospital Management Systems. Through this acquisition, we intend to expand our enterprise-wide web-enabled e-business offering and participate in the growing healthcare market for integrated enterprise application-CRM solutions. In connection with the acquisition, we have allocated approximately $10 million to goodwill and other intangible assets, which is being amortized over a period of three years, or $3.4 million per year.

     In December 2000, we acquired Denon International Ltd., a supplier of enterprise application software for the retail, trading, distribution, and construction management markets, primarily in the Middle East for $7.34 million in cash consideration. In connection with the acquisition, we allocated approximately $6.7 million to goodwill and other intangible assets, which is being amortized over a period of three years, or $2.2 million per year.

     In February 2001, we acquired Rio Systems International, Inc. for approximately $2.44 million in cash consideration, plus the potential for additional consideration based on an earn-out formula over 15 months. Rio Systems is a supplier of an integrated hospitality suite of software applications.

     In February 2001, we also entered into a merger agreement to acquire all of the issued and outstanding shares of Fourth Shift Corporation for approximately $40.5 million in cash. Further, each outstanding option to purchase Fourth Shift's common stock under its stock option plans will be assumed by us, with the number of shares and exercise prices adjusted pursuant to a formula. Fourth Shift's principal product, the Fourth Shift Software System, includes integrated manufacturing, financial, and e-business applications. The acquisition of Fourth Shift is subject to certain conditions, including approval by Fourth Shift's shareholders. Under the terms of the merger agreement, we have segregated approximately $40 million for the closing of the merger or until the termination of the merger agreement, pursuant to its terms. Fourth Shift reported a net loss for 2000 of approximately $5.2 million.

     In connection with these acquisitions, we will have a significant increase in the amortization of goodwill and other related intangibles. As a result, on a pro-forma basis, our acquisitions in 2000 were dilutive to our earnings per share. In addition, we expect all of these acquisitions to be dilutive to our earnings per share in 2001.

     Because of the three acquisitions in December 2000, our acquisition of Rio Systems and our proposed acquisition of Fourth Shift, the following discussion will not be indicative of our operations in the future.

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

     For the year ended December 31, 2000, we derived 35% of our revenues from customers in the manufacturing industry, 22% from customers in the healthcare industry, 30% from customers in the hospitality industry and 8% from customers in the construction industry. The remaining 5% of our revenues for the year ended December 31, 2000, were derived from sales to approximately 1,000 relatively small customers in various industries.

     For the year ended December 31, 2000, our revenues were derived from customers located in the following areas:

                       AREA                         PERCENTAGE OF REVENUE
                       ----                         ---------------------
Europe............................................            65%
North America (United States).....................             3%
Asia..............................................            14%
Rest of world.....................................            18%
                                                             ---
          Total...................................           100%
                                                             ===

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principals to revenue recognition and related costs of those revenues. We have reviewed the requirements of SAB 101 and believe our policies on revenue recognition and related costs are in compliance with this new standard. Therefore, the adoption of SAB in the fourth quarter of 2000 did not have a significant impact on our consolidated financial position or result of operations.

  Cost of Revenues

     The cost of software license revenues consists primarily of personnel costs as well as the costs of third-party software, media and freight. The cost of maintenance and service contract revenues consists primarily of salary, travel and other personnel costs. In addition, cost of service revenues may include the cost of outsourcing services when relatively large service contracts require resources in excess of our resources. In general, our costs are higher when services are outsourced. Costs incurred as a result of outsourcing were approximately $1.8 million, $12.0 million and $11.1 million for the years ended December 31, 1998, 1999 and 2000. The cost of hardware revenues consists primarily of the cost of hardware purchased from third parties.

  Gross Profit

     We generally experience significant differences in profit margins from software licenses, maintenance and services, and hardware. For example, gross profit margins for our software licenses were 90% for 1998, 88% for 1999 and 89% for 2000. For maintenance and services, our gross profit margins were 76% for 1998, 72% for 1999 and 71% for 2000. For hardware and other, our gross profit margins were 38% for 1998, 37% for 1999 and 33% for 2000. Our relative mix of revenue sources affects our overall gross profit margin.

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

     We continue to make substantial investments and operational cost improvements in our sales and marketing, research and development and administrative infrastructure. From 1997 through 2000, we increased our sales and marketing staff from 85 employees to 300 employees. During the same period, we reduced our total research and development and administrative staff from 331 employees to 310 employees. The major impetus behind this transition is the continuous shift of the research and development and, to a lesser degree, administrative functions from the United Kingdom to India, where the relative cost of operations is lower. During this period, our research and development and administrative personnel in India increased from 115 to 323, while research and development and administrative personnel in the United Kingdom and other countries decreased from 216 to 64.

  Research and Development

     We have several software products, which are under development or were recently released. We expect a number of customers currently using rejuvenated or acquired products to transition to our new products, which would likely reduce the number of installed customers of the rejuvenated or acquired products.

     Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. We capitalize the qualifying costs of developing our software products after technological feasibility has been established. We define the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications, including functions, features and technical performance requirements. Under this definition, establishing technological feasibility is considered complete only after the majority of customer testing and customer feedback has been incorporated into the product functions. When software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total of current and anticipated future gross revenues, whichever is greater.

  Purchased Software

     We capitalize as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with us. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly with respect to external factors including, but not limited to, technological feasibility, anticipated future gross revenues, and estimated economic life and changes in software and hardware technologies.

  Currency Translation and Transactions

     A significant portion of our business is conducted in currencies other than United States dollars (the currency into which our historical financial statements have been prepared). Historically, we have recorded a majority of our operating expenses in British pounds, and a substantial portion of our research and development costs in Indian rupees. Our consolidated balance sheets are translated into U.S. dollars at the exchange rate prevailing at the balance sheet dates, and the statements of operations and cash flows are translated into United States dollars at the average exchange rates for the relevant periods. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss). Increases in the exchange rate from functional currencies to U.S. dollars used from one year to the next negatively impact stockholders' equity and decreases in the exchange rate positively impact stockholders' equity. For example, because the exchange rate used to translate our balance sheet for the year ended December 31, 2000, was 5.1% lower than the rate used for the year ended December 31, 1999, the translation adjustment resulted in a increase in stockholders' equity of $111,000 for 2000.

     Net gains and losses resulting from currency exchange transactions are included in our statement of operations. We did not incur material net foreign exchange transaction losses in 1998, 1999 or 2000. Because of the number of currencies involved, the constant currency exposures and the substantial volatility of exchange rates, we cannot assure you that we will not experience currency losses in the future. We cannot predict the effect of exchange rate fluctuations on our future operating results. We have not previously undertaken hedging transactions to cover our currency exposure, but may implement programs to mitigate foreign currency risk exposure in the future, as management deems appropriate.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by each item in our consolidated statements of operations.

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                            1996    1997    1998    1999    2000
                                                            ----    ----    ----    ----    ----
Revenues:
  Software licenses.......................................   35%     40%     50%     51%     55%
  Maintenance and services................................   46      45      41      41      40
  Hardware and other......................................   19      15       9       8       5
                                                            ---     ---     ---     ---     ---
          Total revenues..................................  100     100     100     100     100
                                                            ---     ---     ---     ---     ---
Cost of revenues:
  Software licenses.......................................    5       5       5       6       6
  Maintenance and services................................   16      13      10      12      12
  Hardware and other......................................   16      12       5       5       3
  Amortization of purchased software and capitalized
     software development costs...........................    7      --       1      --      --
                                                            ---     ---     ---     ---     ---
          Total cost of revenues..........................   44      30      21      23      21
                                                            ---     ---     ---     ---     ---
Gross profit..............................................   56      70      79      77      79
                                                            ---     ---     ---     ---     ---
Operating expenses:
  Sales and marketing.....................................   44      42      41      35      34
  Research and development................................   19      15      12       8       7
  General and administrative..............................   16      12       9      10      10
  Write-off of offering costs.............................   --      --       3      --      --
  Amortization of intangible assets.......................   15      --      --      --       4
  Write-off of intangible assets..........................    1      --      --      --      --
                                                            ---     ---     ---     ---     ---
          Total operating expenses........................   95      69      65      53      55
                                                            ---     ---     ---     ---     ---
Profit (loss) from operations.............................  (39)      1      14      24      24
Other income (expense):                                                                       1
Interest expense, net.....................................   (6)     (5)     (4)     (1)      1
                                                            ---     ---     ---     ---     ---
Income (loss) before income taxes.........................  (45)     (4)     10      23      26
Income tax (expense)......................................   --      --      (4)     (7)     --
                                                            ---     ---     ---     ---     ---
Extraordinary gain -- gain on debt forgiveness............   --      --      --       2      --
                                                            ---     ---     ---     ---     ---
Net income (loss).........................................  (45)%    (4)%     6%     18%     26%
                                                            ===     ===     ===     ===     ===

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Total revenues increased to $123.6 million for 2000 from $73.4 million for 1999. Approximately $9.3 million of these revenues in 2000 were derived from the operations of e-nnovations.com and the hospitality division of Verso Technologies, which were acquired late 1999 and 2000, respectively. The increase was due primarily to higher software license revenues as a result of an increase in the sale of licenses, and associated maintenance and service contract revenues, generated by all four divisions.

     Software license revenues increased to $67.8 million for 2000 from $37.2 million for 1999. This increase was due primarily to the growth in the number of installed customers, increased sales of licenses for our recent generation of products and price increases. As a percentage of total revenues, software license revenues were 55% for 2000 and 51% for 1999, reflecting our strategy to increase our software license revenues, which provide higher margins, as a percentage of total revenues.

     Maintenance and service revenues increased to $49.5 million for 2000 from $30.4 million for 1999, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service revenues were 40% for 2000 and 41% for 1999.

     Hardware and other revenues increased to $6.2 million for 2000 from $5.7 million for 1999. As a percentage of total revenues, hardware and other revenues decreased to 5% for 2000 from 8% for 1999, reflecting our strategy to reduce the sale and installation of third-party hardware, which has lower margins than software licenses.

  Cost of Revenues

     Total cost of revenues increased to $26.1 million for 2000 from $17.0 million for 1999. As a percentage of total revenues, total cost of revenues decreased to 21% for 2000 from 23% for 1999. The decrease in 2000, primarily reflects our strategy to reduce the sale and installation of third-party hardware, which has lower profit margins than software licenses. Further during 2000, fixed costs in our manufacturing division contributed to an increase in gross profit margins which, in turn, contributed to an increase in overall profit margins on a consolidated basis.

     The cost of software license revenues increased to $7.2 million for 2000 from $4.5 million for 1999. As a percentage of total revenues, the cost of software license revenues remained at 6% for both 2000 and 1999.

     The cost of maintenance and service revenues increased to $14.5 million for 2000 from $8.6 million for 1999. As a percentage of total revenues, the cost of maintenance and service revenues remained at 12% for both 2000 and 1999.

     The cost of hardware and other revenues increased to $4.2 million for 2000 from $3.6 million for 1999. As a percentage of total revenues, the cost of hardware and other revenues was 3% for 2000 and 5% for 1999. The decrease in 2000, resulted primarily from obtaining better prices from third-party hardware suppliers resulting from currently existing competition for market share among third-party hardware suppliers.

  Sales and Marketing

     Our sales and marketing expenses increased to $41.8 million for 2000 from $25.5 million for 1999, primarily due to the expansion of sales and marketing activities principally in Europe. As a percentage of total revenues, sales and marketing expenses decreased to 34% for 2000, from 35% for 1999, primarily due to increased efficiencies in our sales and marketing operations.

  Research and Development

     Research and development expenses increased to $8.6 million for 2000 from $5.9 million for 1999. As a percentage of total revenues, research and development expenses decreased to 7% for 2000 from 8% for 1999. The increase in research and development expenses in 2000 was primary due to the acquisition of e-ChaRM and its research and development programs relating to its CRM solutions.

  General and Administrative

     General and administrative expenses increased to $12.1 million for 2000 from $7.1 million for 1999. As a percentage of total revenues, general and administrative expenses remained at 10% for 2000 and 1999.

  Net Interest Income/Expense

     Net interest income/expense reflects interest on our credit facilities, as reduced by interest income on cash balances. Net interest income increased to $1.0 million for 2000 from net interest expense of $0.7 million for 1999, primarily due to interest received on the cash balance.

  Income Taxes

     During the fourth quarter of 2000, we recorded a reversal of accrued income taxes as a result of a decision by the Cyprus taxing authority that the income earned from our Dutch registered subsidiary would be taxed in Cyprus. In periods prior to the fourth quarter of 2000, we had been providing for tax on income earned from our Dutch registered subsidiary using a rate of 35%. As a result, we recorded an income tax benefit of approximately $5.6 million (0.18 per basic share) representing the reversal of such accrued taxes. Based upon the decision of the Cyprus taxing authority, income from the Dutch subsidiary is now being taxed at the more favorable Cypriot tax rates. As a result of this decision, our management does not believe that the Dutch registered subsidiary is subject to taxation under the Dutch tax jurisdiction. The tax benefit represents the difference in the tax rates of the two jurisdictions from 1998 through the third quarter of 2000, of which $0.8 million was attributable to the first three quarters of 2000, $3.9 million was attributable to 1999 and $0.9 million was attributable to 1998. Commencing with the fourth quarter of 2000, tax on income earned by our Dutch registered subsidiary is being accrued at the more favorable Cyprus tax rates.

     Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2000, amounted to approximately $28 million. No provision for deferred United States income taxes has been made for the earnings from these subsidiaries because we intend to permanently reinvest such earnings back into our foreign operations. Such income would become subject to United States income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts taxable at the current rates.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenues

     Total revenues increased to $73.4 million for 1999 from $52.6 million for 1998. This increase was due primarily to higher software license revenues in 1999 as a result of an increase in the sale of licenses, and associated maintenance and service contract revenues, generated by all four divisions.

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

  Cost of Revenues

     Total cost of revenues increased to $17.0 million for 1999 from $11.1 million for 1998. As a percentage of total revenues, total cost of revenues increased to 23% for 1999 from 21% for 1998. This increase in 1999 was a result of additional outsourcing of certain maintenance and implementation functions in the emerging markets.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations since inception primarily through borrowings under bank credit facilities, private placements of equity and debt securities, equity contributions by our principal stockholder, our initial public offering, and sale of our registered common stock. In September 2000, we received net proceeds of approximately $12.0 million from the sale of 949,742 shares of our common stock. During 2000, we also received approximately $15.5 million from the issuance of shares of common stock upon the exercise of outstanding options and warrants.

     In both 1999 and 2000, in addition to proceeds from stock issuances, we have incurred positive cash flows from operating activities. As of December 31, 2000, we had approximately $33.3 million of cash and cash equivalents and no short-term borrowings and a working capital surplus of approximately $56.8 million. Our working capital increased due to net income earned during the year ended December 31, 2000, and the sale of stock of and exercise of options and warrants.

     We believe that existing cash and cash equivalents will be sufficient to meet our working capital and current planned expenditure requirements for the next 12 months. We may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in our business may, from time to time, require additional capital. We cannot assure you that additional capital will be available to us at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to our stockholders.

     We had an operating cash flow surplus of $19.0 million for 2000 and $13.1 million for 1999. This was primarily due to an increase in our revenue and the related net income. We had an operating cash flow deficit of $6.7 million for 1998. Operating cash flow is affected by seasonality, among other factors, and is often disproportionately higher in our third and fourth quarters than in the first two quarters of the year.

     Accounts receivable increased to $38.7 million for 2000 from $20.7 million for 1999. The increase in accounts receivable in 2000 was primarily the result of a number of significant contracts in 2000. These more significant contracts have, by their terms, a longer period for payment, which is customary in the industry. As of December 31, 2000, the average days revenue outstanding was 93 compared to 90 for 1999.

     We had an allowance for doubtful accounts of $831,000 at the end of 2000 and $507,000 at the end of 1999. We had $208,000 and $765,000 of write-offs in 2000 and 1999, respectively. The allowance for doubtful accounts in 2000 includes reserves of approximately $702,000 in connection with acquisitions offset by approximately $186,000 of reserves disposed of in connection with the sale of our United Kingdom primary healthcare business. As a result of our experience with customers, our inclusion of more favorable payment terms on many of our larger contracts to increase our ability to receive prompt payment, and the sale of the United Kingdom primary healthcare business, we were able to reduce our write-offs in 2000. Due to our growth, we do not believe that historical write-offs are necessarily indicative of future write-offs. We review the adequacy of the allowance for doubtful accounts based primarily on a review of aged receivables, with special attention paid to amounts over 90 days old. Management believes that the allowance for doubtful accounts is adequate to cover our receivable balance at December 31, 2000.

     Accrued payroll taxes increased to approximately $1.5 million for 2000 from $574,000 for 1999.

     We utilized cash for investing activities of $27.1 million, $17.6 million and $2.6 million for 2000, 1999 and 1998, respectively. During these periods, we experienced significant growth and invested in property and equipment. During the year 2000, we acquired (1) the hospitality division of Verso Technologies for approximately $10.0 million; (2) e-ChaRM for approximately $10.9 million; and (3) Denon International for $7.3 million. During the year 1999, we acquired e-nnovations.com for approximately $14.5 million.

     Net cash provided by financing activities was $27.5 million, $18.1 million and $9.1 million for 2000, 1999 and 1998, respectively. The net proceeds resulted from the issuance of an aggregate of 4,812,146 shares in 2000 from fund raising and the exercise of warrants and options amounting to approximately $27.5 million. Of these amounts, in 2000 we received approximately $12.0 million from the sale of 949,742 shares of common stock and approximately $15.5 million from the issuance of shares of common stock upon the exercise of outstanding options and warrants. Financing activities for 1999 primarily consisted of the initial public offering and a private placement in October 1999. The net proceeds from the issuance of an aggregate of 10,260,000 shares during 1999 were $29.7 million. In 1999, we used $13.9 million of the proceeds for payment of long and short term borrowings. Financing activities for 1998 primarily consisted of a private placement in February 1998 of 2,589,000 shares of our common stock, the net proceeds of which were $9.3 million. We used $2.9 million of those proceeds for the repayment of long term borrowings in 1998.

     From January 1, 2001 to March 8, 2001, we received approximately $58.8 million from the issuance of an aggregate of 3,395,253 shares of common stock upon the exercise of outstanding stock options and approximately $11.0 million from the sale of 650,258 shares of common stock. In addition, on February 26, 2001, we entered into an agreement to acquire Fourth Shift Corporation for approximately $40.5 million in cash and we completed the acquisition of Rio Systems International, Inc. for approximately $2.44 million in cash consideration, plus the potential for additional consideration based on an earn-out formula over 15 months. We completed the acquisition of Rio Systems International on February 28, 2001. The closing of the acquisition of Fourth Shift is subject to certain conditions, including the approval of Fourth Shift's shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Exchange Rates

     A portion of our business is transacted in currencies other than the United States dollar. Our functional currency is the United States dollar. However the functional currency of certain subsidiaries is their local currencies. As a result, we are subject to exposure from movements in foreign currency exchange rates, specifically the U.S. dollar/British pound, the U.S. dollar/Bulgarian Leva and the British pound/Bulgarian Leva exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

  Interest Rate Sensitivity

     In the past, our exposure related to adverse movements in interest rates was primarily derived from the variable rate on our bank credit facilities. As of the year ended December 31, 2000, we had repaid all of our indebtedness to banks and other lenders. Therefore, we believe we are not currently exposed to any market risks related to interest rate sensitivity.

  Euro Conversion

     In January 1999, the Euro was introduced as the currency of a number of participating nations in the European Union. By June 2002 at the latest, all participating countries are expected to be operating with the Euro as their single currency. Our products either include or have been upgraded to include the Euro, and we do not believe that the Euro conversion has had or will have an adverse impact on our business. Because our critical internal systems have been modified to accommodate a conversion to the Euro, we believe we are adequately protected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AREMISSOFT CORPORATION
Independent Auditors' Report................................   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AremisSoft Corporation

     We have audited the accompanying consolidated balance sheets of AremisSoft Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AremisSoft Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

London, England
March 20, 2001

                             AREMISSOFT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 13,386    $ 33,331
  Accounts receivable, less allowance for doubtful accounts
     of $507 and $831 at December 31, 1999 and 2000,
     respectively...........................................    20,707      38,660
  Other receivables.........................................       705       2,229
  Inventory.................................................     1,603       1,413
  Deposits paid on service and maintenance contracts........     3,712       4,719
  Prepaid expenses and other assets.........................     2,423       3,885
                                                              --------    --------
          Total current assets..............................    42,536      84,237
                                                              --------    --------
Investment..................................................     1,803       1,803
Property and equipment, net.................................     1,847       3,402
Purchased and developed software, net of accumulated
  amortization of $5,893 and $6,194 at December 31, 1999 and
  2000, respectively........................................       948         783
Intangible assets, net of accumulated amortization of
  $11,534 and $16,949 at December 31, 1999 and 2000,
  respectively..............................................    13,810      34,799
                                                              --------    --------
          Total assets......................................  $ 60,944    $125,024
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,910    $  4,290
  Accrued payroll taxes.....................................       574       1,479
  Accrued value added taxes.................................     1,055       1,181
  Accrued income taxes......................................     6,572       6,006
  Current portion of capital lease obligations..............        24          34
  Other accrued expenses....................................     2,371       2,348
  Deferred revenue..........................................     7,190      12,056
                                                              --------    --------
          Total current liabilities.........................    24,696      27,394
Capital lease obligations, less current portion.............         2          45
                                                              --------    --------
          Total liabilities.................................    24,698      27,439
                                                              --------    --------
Stockholders' equity:
  Preferred stock, par value $0.001, authorized 15,000
     shares; no shares are outstanding......................        --          --
  Common stock, par value $0.001, authorized 85,000 shares;
     15,193 and 35,198 shares issued and outstanding at
     December 31, 1999 and 2000, respectively...............        15          35
  Additional paid-in capital................................    57,325      85,831
  Accumulated equity (deficit)..............................   (18,921)     13,781
  Accumulated other comprehensive (loss)....................    (2,173)     (2,062)
                                                              --------    --------
          Total stockholders' equity........................    36,246      97,585
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 60,944    $125,024
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1999          2000
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.........................................   $26,416       $37,224       $67,842
  Maintenance and services..................................    21,680        30,435        49,517
  Hardware and other........................................     4,525         5,727         6,250
                                                               -------       -------       -------
          Total revenues....................................    52,621        73,386       123,609
Cost of revenues:
  Software licenses.........................................     2,654         4,468         7,181
  Maintenance and services..................................     5,319         8,620        14,454
  Hardware and other........................................     2,817         3,625         4,188
  Amortization of purchased software and capitalized
     software development costs.............................       265           298           301
                                                               -------       -------       -------
          Total cost of revenues............................    11,055        17,011        26,124
                                                               -------       -------       -------
Gross profit................................................    41,566        56,375        97,485
Operating expenses:
  Sales and marketing.......................................    21,594        25,518        41,842
  Research and development..................................     6,207         5,916         8,568
  General and administrative................................     4,868         7,108        12,063
  Write-off of offering costs...............................     1,592            --            --
  Amortization of intangible assets.........................        74            --         5,415
  Non-recurring operating expenses..........................        --            --           166
  Profit on disposition of subsidiary.......................        --           (42)           --
                                                               -------       -------       -------
          Total operating expenses..........................    34,335        38,500        68,054
                                                               -------       -------       -------
Profit from operations......................................     7,231        17,875        29,431
Other income (expense):
  Non-operating income, net.................................        --            --         1,926
  Interest income (expense), net............................    (2,030)         (661)          969
                                                               -------       -------       -------
Income before income taxes..................................     5,201        17,214        32,326
Income tax expense (benefit)................................     2,026         5,097          (376)
                                                               -------       -------       -------
Income after income taxes before extraordinary item.........     3,175        12,117        32,702
Extraordinary item -- gain on debt forgiveness..............        --         1,163            --
                                                               -------       -------       -------
Net income..................................................   $ 3,175       $13,280       $32,702
                                                               =======       =======       =======
Basic earnings per share before extraordinary item..........   $  0.17       $  0.47       $  1.05
                                                               =======       =======       =======
Diluted earnings per share before extraordinary item........   $  0.17       $  0.45       $  0.93
                                                               =======       =======       =======
Basic earnings per share after extraordinary item...........   $  0.17       $  0.52       $  1.05
                                                               =======       =======       =======
Diluted earnings per share after extraordinary item.........   $  0.17       $  0.49       $  0.93
                                                               =======       =======       =======
Basic weighted average shares outstanding...................    18,240        25,524        31,262
Diluted weighted average shares outstanding.................    18,270        26,926        35,042

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   ACCUMULATED
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL   ACCUMULATED       OTHER
                                   ---------------   ---------------    PAID-IN       EQUITY      COMPREHENSIVE
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      (DEFICIT)    INCOME (LOSS)
                                   ------   ------   ------   ------   ----------   -----------   -------------
                                                                  (IN THOUSANDS)
Balance at December 31, 1997.....   1,137    $ 1      7,569    $ 8      $17,767      $(35,376)       $(1,934)
Issuance of common stock, net of
  costs of $1,046................      --     --      1,294      1        9,340            --             --
Conversion of preferred stock
  into common stock..............  (1,137)    (1)     1,137      1           --            --             --
Net income.......................      --     --         --     --           --         3,175             --
Currency translation
  adjustment.....................      --     --         --     --           --            --            (91)
                                   ------    ---     ------    ---      -------      --------        -------
Balance at December 31, 1998.....      --     --     10,000     10       27,107       (32,201)        (2,025)
Issuance of common stock in
  connection with public and
  private issuance, net of costs
  of $3,878......................      --     --      5,130      5       29,681            --             --
Issuance of common stock in
  connection with the conversion
  of a promissory note...........      --     --         63     --          537            --             --
Net income.......................      --     --         --     --           --        13,280             --
Currency translation
  adjustment.....................      --     --         --     --           --            --           (148)
                                   ------    ---     ------    ---      -------      --------        -------
Balance at December 31, 1999.....      --     --     15,193     15       57,325       (18,921)        (2,173)
Issuance of common stock.........      --     --        475      1       11,999            --             --
Issuance of common stock in
  connection with the exercise of
  stock options and warrants.....      --     --      1,931      2       15,524            --             --
Repricing of stock options.......      --     --         --     --        1,000            --             --
Two-for-one stock split effected
  in the form of a 100% stock
  dividend.......................      --     --     17,599     17          (17)           --             --
Net income.......................      --     --         --     --           --        32,702             --
Currency translation
  adjustment.....................      --     --         --     --           --            --            111
                                   ------    ---     ------    ---      -------      --------        -------
Balance at December 31, 2000.....      --    $--     35,198    $35      $85,831      $ 13,781        $(2,062)
                                   ======    ===     ======    ===      =======      ========        =======

                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY       COMPREHENSIVE
                                     (DEFICIT)     INCOME (LOSS)
                                   -------------   -------------
                                          (IN THOUSANDS)
Balance at December 31, 1997.....    $(19,534)        $  (835)
                                                      =======
Issuance of common stock, net of
  costs of $1,046................       9,341              --
Conversion of preferred stock
  into common stock..............          --              --
Net income.......................       3,175           3,175
Currency translation
  adjustment.....................         (91)            (91)
                                     --------         -------
Balance at December 31, 1998.....      (7,109)          3,084
                                                      =======
Issuance of common stock in
  connection with public and
  private issuance, net of costs
  of $3,878......................      29,686              --
Issuance of common stock in
  connection with the conversion
  of a promissory note...........         537              --
Net income.......................      13,280          13,280
Currency translation
  adjustment.....................        (148)           (148)
                                     --------         -------
Balance at December 31, 1999.....      36,246          13,132
                                                      =======
Issuance of common stock.........      12,000              --
Issuance of common stock in
  connection with the exercise of
  stock options and warrants.....      15,526              --
Repricing of stock options.......       1,000              --
Two-for-one stock split effected
  in the form of a 100% stock
  dividend.......................          --              --
Net income.......................      32,702          32,702
Currency translation
  adjustment.....................         111             111
                                     --------         -------
Balance at December 31, 2000.....    $ 97,585         $32,813
                                     ========         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 3,175   $ 13,280   $ 32,702
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................      695      1,093        867
    Amortization of capitalized software and intangible
     assets.................................................      339        298      5,716
    Profit on disposition of subsidiary.....................       --        (42)    (2,309)
    Extraordinary item......................................       --     (1,163)        --
Changes in assets and liabilities, net of acquisitions and
  dispositions:
  Accounts receivable.......................................   (6,602)    (6,477)   (18,944)
  Other receivables.........................................     (226)      (129)     1,446
  Inventory.................................................      295       (723)       368
  Deposits paid on service and maintenance contracts........   (3,531)      (283)    (1,272)
  Prepaid expenses and other assets.........................    1,059     (1,210)    (1,326)
  Accounts payable..........................................     (622)     3,867     (3,105)
  Deferred revenue..........................................      937        692      4,021
  Accrued taxes payable.....................................     (647)     4,298        893
  Other accrued expenses....................................   (1,611)      (447)       (43)
                                                              -------   --------   --------
    Net cash provided by (used in) operating activities.....   (6,739)    13,054     19,014
                                                              -------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (373)    (1,355)    (1,725)
  Proceeds from disposition of U.K. healthcare division.....       --         --      3,018
  Capitalized software development costs....................     (325)        --       (137)
  Loan to related party (net)...............................   (1,886)    (1,781)        --
  Payment for acquisition, net of cash acquired.............       --    (14,537)   (28,266)
  Proceeds from disposal of property and equipment..........        4         82         28
                                                              -------   --------   --------
    Net cash used in investing activities...................   (2,580)   (17,591)   (27,082)
                                                              -------   --------   --------
Cash flows from financing activities:
Net proceeds from issuance of stock.........................    9,341     30,223     27,526
Principal payments of long-term borrowing...................   (2,850)    (9,204)       (24)
Long-term borrowing.........................................      511         --         --
Loan from related party.....................................    1,781      1,886         --
Principal payments of capital lease obligations.............      (30)       (61)       (22)
Short-term demand facility..................................      372     (4,705)        --
                                                              -------   --------   --------
Net cash provided by financing activities...................    9,125     18,139     27,480
                                                              -------   --------   --------
Net increase (decrease) in cash and cash equivalents........     (194)    13,602     19,412
Effect of foreign currency exchange rates on cash and cash
  equivalents...............................................      104       (365)       533
Cash and cash equivalents, at beginning of year.............      239        149     13,386
                                                              -------   --------   --------
Cash and cash equivalents, at end of year...................  $   149   $ 13,386   $ 33,331
                                                              =======   ========   ========
Supplemental disclosure:
  Interest paid.............................................  $ 2,188   $  1,390   $     --
  Assets acquired under capital leases......................  $    34   $     --   $     33
  Investment acquired in connection with disposition of
    subsidiary..............................................  $    --   $  1,803   $     --
  Conversion of promissory note and accrued interest into
    125,518 shares of common stock..........................  $    --   $    537   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     AremisSoft Corporation (the "Company") develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations in the manufacturing, hospitality, healthcare, and construction industries.

  Organization

     In October 1997, the Company, under its previous name of Juno Acquisitions, Inc., a Nevada corporation ("Juno"), entered into a Plan and Agreement of Reorganization (the "Plan") with LK Global Information Systems, B.V. ("LK Global"), a company incorporated in The Netherlands. Under the terms of the Plan, Juno acquired all of the issued and outstanding common stock of LK Global in exchange for 7,503,920 shares of its common stock (the "1997 Acquisition"). Prior to the 1997 Acquisition, Juno had no significant operations.

     During 1999, the Company reincorporated in Delaware. As a result of this reincorporation, shareholders of the Nevada corporation effectively became shareholders of the newly formed Delaware corporation.

  Stock Split

     On December 18, 2000, the Company declared a two-for-one stock split effected in the form of a stock dividend (see Note 9). All share and per share amounts have been restated to reflect the split.

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

     Software license revenues consist of sales of software licenses which, for periods subsequent to December 31, 1997, are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection is considered probable by management. In instances when any one of these criteria are not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOP 97-2. When contracts do require significant production, modification or customization of software, the Company recognizes revenue under the percentage of completion method. Software license revenues are recognized in accordance with SOP 97-2, as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions." The Company believes it is in compliance with SOP 97-2, as modified by SOP 98-9.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. The Company has reviewed the requirements of SAB 101 and believes its policies

                             AREMISSOFT CORPORATION
on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, the adoption of SAB 101 in the fourth quarter of 2000 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

     Fees earned during 2000 from contracts accounted for under the percentage of completion method amounted to approximately $53.8 million, while billed and unpaid receivables due under these contracts amounted to approximately $11.4 million at December 31, 2000. Fees earned during 1999 from contracts accounted for under the percentage of completion method amounted to approximately $10.2 million, while billed and unpaid receivables due under these contracts amounted to approximately $2.0 million at December 31, 1999. These contracts involved substantial modification and customization of the Company's core software, Aremis architecture, in industries where the Company did not have a fully developed "off the shelf" software product to offer the customer. These contracts typically provide for defined milestone objectives with payment when the milestone is achieved and the customer has accepted delivery. There were no amounts included in accounts receivable relating to unbilled amounts or retainage.

  Foreign Currency

     The primary functional currency of the Company and its subsidiaries is United States Dollars. However, the functional currency of certain subsidiaries is their local currencies.

     For reporting purposes, the financial statements are presented in United States dollars and in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation." The consolidated balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average exchange rates for the relevant periods. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss).

     Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

  International Operations

     The Company currently has operations in the United Kingdom, the United States, Argentina, Mexico, India, Ireland, Bulgaria, Australia, Singapore, Norway, Switzerland, Malaysia, Hong Kong, Germany and Cyprus and independent distributors in 14 additional countries. As a result, a portion of the Company's sales are subject to certain risks, including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

                             AREMISSOFT CORPORATION

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

  Purchased and Developed Software

     The Company capitalizes the qualifying costs of developing its software products. Capitalization of such costs requires that technological feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications, including functions, features and technical performance requirements. In most instances the Company will arrange for customer testing and considers the customers' feedback in determining if feasibility is established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total of current and anticipated future gross revenues, whichever is greater.

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

  Intangible Assets

     Goodwill and other intangible assets related to acquired businesses are being amortized over periods of three to five years. Amortization of intangibles amounted to $74,000, $0 and $5.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                             AREMISSOFT CORPORATION

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                       shorter of the lease term or economic
Leasehold improvements...............  life
Fixtures and equipment...............  three to five years
Motor vehicles.......................  four years

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

  Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recorded at their estimated realizable value.

     The Company provides for income tax expense in the United States and in each foreign jurisdiction in which it operates based upon its best estimate of tax liabilities arising in each jurisdiction.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain estimates used by management are particularly susceptible to significant changes, such as the allowance for doubtful accounts and recoverability and amortization periods of purchased and developed

                             AREMISSOFT CORPORATION
software and intangible assets. Management believes that the estimates used are adequate based on the information currently available.

  Net Income Per Common Share

     SFAS No. 128 "Earnings per share" requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The diluted net income per share data is computed using the weighted average number of shares of common stock outstanding plus the dilutive effects of common stock equivalents. (See Note 9.)

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1998     1999      2000
                                                             ------   -------   -------
Numerator used for basic and diluted earnings per share:
  Income before extraordinary item.........................  $3,175   $12,117   $32,702
  Extraordinary item.......................................      --     1,163        --
                                                             ------   -------   -------
     Net income............................................  $3,175   $13,280   $32,702
                                                             ======   =======   =======
Denominator for basic earnings per share:
  Weighted average shares outstanding......................  18,240    25,524    31,262
                                                             ======   =======   =======
Denominator for diluted earnings per share:
  Denominator for basic earnings per share.................  18,240    25,524    31,262
Effect of dilutive securities:
  Warrants and options.....................................      30     1,402     3,780
                                                             ------   -------   -------
  Weighted average shares outstanding......................  18,270    26,926    35,042
                                                             ======   =======   =======
Basic earnings per share:
  Before extraordinary item................................  $ 0.17   $  0.47   $  1.05
  Extraordinary item.......................................      --      0.05        --
                                                             ------   -------   -------
  After extraordinary item.................................  $ 0.17   $  0.52   $  1.05
                                                             ======   =======   =======
Diluted earnings per share:
  Before extraordinary item................................  $ 0.17   $  0.45   $  0.93
  Extraordinary item.......................................      --      0.04        --
                                                             ------   -------   -------
  After extraordinary item.................................  $ 0.17   $  0.49   $  0.93
                                                             ======   =======   =======

  Fair Value of Financial Instruments

     In the opinion of management the carrying amounts for the Company's financial instruments which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values.

     Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amount.

                             AREMISSOFT CORPORATION

 2. INVENTORY

     Inventory consists of the following (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1999      2000
                                                     ------    ------
Finished goods held for resale.....................  $1,321    $1,135
Maintenance parts..................................     282       278
                                                     ------    ------
                                                     $1,603    $1,413
                                                     ======    ======

 3. INVESTMENT

     The investment comprises approximately 11,340,000 shares of common stock (representing a 9.5% interest) in GlobalSoft.com. GlobalSoft.com is a software development company with operations in Cyprus and Eastern Europe and is traded on the Cyprus Stock Exchange. The Company's ability to liquidate this investment and realize all profits on a short-term basis is restricted due to certain governmental regulations in Cyprus. Management has determined that this investment does not meet the criteria of a marketable equity security as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and, therefore, records it on the cost basis of accounting. Based upon the trading price of GlobalSoft.com's common stock on the Cyprus Stock Exchange at December 31, 2000, the value of the Company's investment approximated $93.3 million. The Company's Chairman is also the Chairman of the Board of GlobalSoft.com.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                    1999       2000
                                                   -------    -------
Fixtures and equipment...........................  $ 5,833    $ 6,589
Motor vehicles...................................       81         58
Leasehold improvements...........................      280         33
                                                   -------    -------
                                                     6,194      6,680
Less accumulated depreciation....................   (4,347)    (3,278)
                                                   -------    -------
                                                   $ 1,847    $ 3,402
                                                   =======    =======

     At December 31, 1999 and 2000, the Company held property and equipment with a net book value of $27 and $103, respectively, under capital leases.

     Depreciation expense was $695, $1,093 and $867 for the years ended December 31, 1998, 1999 and 2000, respectively.

 5. ACQUISITIONS AND DISPOSITIONS

  2000 Acquisitions

     (1) E-CHARM

     In December 2000, the Company acquired all the issued and outstanding common stock of e-ChaRM India Pvt Ltd. in exchange for approximately $10.9 million in cash. The acquisition has been accounted for using the purchase method of accounting. The operations of e-ChaRM are included in the accompanying consolidated financial statements from the date of acquisition. e-ChaRM is a Customer Relation Solutions provider. The excess of purchase price over the net assets acquired amounted to approximately

                             AREMISSOFT CORPORATION

$10.0 million and has been allocated to goodwill and other intangible assets. Amortization of goodwill and other intangible assets are being provided on a straight line basis over three years. Amortization expense during the year 2000 was not material.

     The aggregate estimated fair value of the assets and liabilities of the acquired business and the aggregate consideration paid is as follows (in thousands):

Net current assets (including cash of $26).................  $   753
Property and equipment.....................................       59
Intangible assets..........................................   10,088
                                                             -------
Cash consideration paid....................................  $10,900
                                                             =======

     (2) DENON INTERNATIONAL LTD.

     In December 2000, the Company acquired all of the issued and outstanding shares of Denon International Ltd. for $7.34 million. The acquisition has been accounted for using the purchase method of accounting. The operations of Denon International are included in the accompanying consolidated financial statements from the date of acquisition. Denon International develops, markets, implements and supports a fully-integrated ERP system with an Arabic User Interface directed at the ERP market in the Middle East. The excess of purchase price over the net assets acquired amounted to approximately $6.7 million and has been allocated to goodwill and other intangible assets. Amortization of goodwill and other intangible assets are being provided on a straight line basis over three years. Amortization expense during the year 2000 was not material.

     The aggregate estimated fair value of the assets and liabilities of the acquired business and the aggregate consideration paid is as follows (in thousands):

Net current assets..........................................  $  640
Intangible assets...........................................   6,700
                                                              ------
Cash consideration paid.....................................  $7,340
                                                              ======

     (3) VERSO TECHNOLOGIES, INC. (FORMERLY ELTRAX SYSTEMS, INC.)

     During the fourth quarter of 2000, the Company completed the purchase of assets and assumption of certain liabilities in connection with the Company's acquisition of the hospitality division of Verso Technologies, Inc., formerly known as Verso Technologies, Inc. for $10.0 million. The acquisition has been accounted for using the purchase method of accounting. The operations of the hospitality division of Verso Technologies, Inc. are included in the accompanying consolidated financial statements from the various dates of acquisition during the fourth quarter of 2000. Verso Technologies, Inc. is a provider of information technology systems and solutions. The excess of purchase price over the net assets acquired amounted to approximately $9.0 million and has been allocated to goodwill and other intangible assets. Amortization of goodwill and other intangible assets are being provided on a straight line basis over three years. Amortization expense during the year 2000 amounted to approximately $800,000.

     The aggregate estimated fair value of the assets and liabilities of the acquired business and the aggregate consideration paid is as follows (in thousands):

Net current liabilities....................................  $   (81)
Property and equipment.....................................      481
Intangible assets..........................................    9,600
                                                             -------
Cash consideration paid....................................  $10,000
                                                             =======

                             AREMISSOFT CORPORATION

     The following unaudited pro forma consolidated amounts give effect to these three acquisitions as if they had occurred on January 1, 1999 (in thousands except per share data).

                                                  FOR THE YEAR ENDED
                                                     DECEMBER 31,
                                                 --------------------
                                                   1999        2000
                                                 --------    --------
Revenues.......................................  $113,022    $145,431
Net income attributable to common
  stockholders.................................     4,627      19,970
Basic earnings per share.......................      0.18        0.64
Diluted earnings per share.....................      0.17        0.57

  2000 Disposition

     On September 6, 2000, the Company sold its United Kingdom primary healthcare business to Torex Plc, a United Kingdom based information technology solution provider to the healthcare and retail markets. The transaction was structured as a sale of certain assets and the assumption of certain liabilities in exchange for a net cash consideration of approximately $3 million. Under the agreement, the Company transferred 24 United Kingdom primary healthcare employees to Torex Plc and will retain all of its healthcare software intellectual property and license it to Torex Plc for the operation of the United Kingdom healthcare business. In connection with this transaction, the Company realized a gain of $2.3 million which included a $3.3 million gain from the excess of purchase price over net liabilities disposed of, net of a $1 million charge relating to the reissuance of stock options to these former employees.

  1999 Acquisition

     In December 1999, the Company acquired all the issued and outstanding common stock of e-nnovations.com in exchange for approximately $14.5 million in cash. The acquisition has been accounted for using the purchase method of accounting. The operations of e-nnovations.com are included in the accompanying consolidated financial statements from the date of acquisition. e-nnovations.com is an Internet software solutions provider. The excess of purchase price over net assets acquired amounted to approximately $13.8 million and has been allocated to goodwill and other intangible assets. Amortization of goodwill and other intangible assets are being provided on a straight line basis over three years. Amortization expense in 1999 was not material. Amortization expense for 2000 amounted to approximately $4.6 million.

     The aggregate estimated fair value of the assets and liabilities of the acquired business and the aggregate consideration paid is as follows (in thousands):

Net current assets (including cash of $2)..................  $   603
Property and equipment.....................................      126
Intangible assets..........................................   13,810
                                                             -------
Cash consideration paid....................................  $14,539
                                                             =======

  1999 Disposition

     In October 1999, the Company disposed of its Cyprus operations in exchange for approximately $2.6 million in cash and approximately four million shares of common stock (representing a 9.5% interest) in GlobalSoft.com. GlobalSoft.com is a software development company with operations in Cyprus and Eastern Europe. GlobalSoft.com was formed in 1999 by the acquisition of AremisSoft (Cyprus) Ltd. as well as six other unrelated Cyprus entities. The Company's CEO is also the chairman of the board of GlobalSoft.com.

                             AREMISSOFT CORPORATION

     A summary of the exchange transaction is as follows (in thousands):

Net assets disposed off............................            $4,353
Estimated fair value of shares of
  GlobalSoft.com(1)................................  $1,803
Cash...............................................   2,592
                                                     ------
                                                                4,395
                                                               ------
Gain on disposal...................................            $   42
                                                               ======

---------------
(1) The value of the GlobalSoft.com shares at the date of acquisition was estimated at $0.45 per share based upon similar sales of GlobalSoft.com common stock to third parties. The Company accounts for this investment under the cost method. (See note 3.)

 6. CAPITAL LEASE OBLIGATIONS

     The Company has entered into various non-cancelable capital lease agreements for items of property and equipment. Annual payments for the years ending December 31, 2001, 2002 and 2003, are as follows (in thousands):

2001........................................................  $52
2002........................................................   31
2003........................................................    6
                                                              ---
                                                               89
Less amount representing interest...........................   10
                                                              ---
                                                               79
Less current portion........................................   34
                                                              ---
                                                              $45
                                                              ===

 7. COMMITMENTS

  Operating Leases

     The Company leases office space, equipment and motor vehicles under non-cancelable operating leases which expire on various dates through 2012. As of December 31, 2000, required future minimum rentals to be paid are as follows (in thousands):

2001........................................................  $  961
2002........................................................     568
2003........................................................     312
2004........................................................     214
2005........................................................     194
Thereafter..................................................   1,210
                                                              ------
                                                              $3,459
                                                              ======

     Rent expense for the years ended December 31, 1998, 1999 and 2000, amounted to approximately $2.0 million, $1.4 million and $1.6, respectively.

  Registration Rights

     As of December 31, 2000, holders of approximately 18,128 shares of common stock still hold registration rights. Pursuant to their registration rights, if the Company proposes to register its securities, the holders are entitled to include their shares.

                             AREMISSOFT CORPORATION

     In connection with our initial public offering in April 1999, we issued warrants to Roth Capital Partners, Inc. (formerly Cruttenden Roth Incorporated). Subject to certain limitations, their warrants require us to register the shares of our common stock issuable upon exercise of the warrants. If we propose to register any of our securities, Roth Capital, or its assignee, is also entitled to include their shares.

     In connection with the Company's private placement with Info-quest S.A., the Company granted certain registration rights. The Company also granted Dr. Kyprianou registration rights in connection with his employment agreement. Dr. Kyprianou's registration rights are substantially similar to those held by Info-quest, described above. Pursuant to their registration rights, Info-quest may require the Company to register under the Securities Act all or a portion of its shares. In addition, if the Company proposes to register any of its securities, Info-quest is entitled to include their shares.

  Employment Agreements

     The Company has entered into employment agreements with its Chairman and its President which expire on June 1, 2001. Each of the employment agreements may be terminated by the Company or the employee without cause (as defined in the employment agreements) upon 30 days notice, or for cause without notice. Under the terms of the Chairman's employment agreement, he is entitled to minimum annual compensation of $350,000 in 2000 and $400,000 in 2001. Under the terms of the President's employment agreement, he is entitled to minimum annual compensation of $300,000 in 2000 and $350,000 in 2001. Under their employment agreements, each is entitled to receive a severance benefit equal to one times annual compensation if terminated without cause and 2.99 times his annual compensation if terminated without cause within 180 days after a "change in control" (as defined).

  Employee Benefit Plans

     The Company has various defined contribution retirement plans for qualified employees. Contributions made under the plans were $311,000, $115,000 and $185,000 in 1998, 1999 and 2000, respectively.

 8. INCOME TAX

     The Company's principal subsidiaries are not resident in the United States for tax purposes. Income (loss) from operations before income taxes and extraordinary item included the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
US (loss).....................................  $(1,917)   $  (816)   $(5,061)
Foreign income................................    7,118     18,030     37,387
                                                -------    -------    -------
                                                $ 5,201    $17,214    $32,326
                                                =======    =======    =======
The provision (benefit) for income taxes was
  estimated as follows:
US Federal and local..........................  $   962    $  (513)   $   245
  Foreign
     Provision................................    1,064      5,610      5,014
     Reversal(a)..............................       --         --     (5,635)
                                                -------    -------    -------
                                                $ 2,026    $ 5,097    $  (376)
                                                =======    =======    =======

---------------
(a) During the fourth quarter of 2000, the Company recorded a reversal of accrued income taxes as a result of a decision by the Cyprus taxing authority that the income earned from the Company's Dutch registered subsidiary would be taxed in Cyprus. In periods prior to the fourth quarter of 2000, the Company had been providing for tax on income earned from the Dutch registered subsidiary using a

                             AREMISSOFT CORPORATION
    rate of 35%. As a result, the Company recorded an income tax benefit of approximately $5.6 million (0.18 per basic share) representing the reversal of such accrued taxes. Based upon the decision of the Cyprus taxing authority, income from the Dutch subsidiary is now being taxed at the more favorable Cypriot tax rates. As a result of this decision, management does not believe that the Dutch registered subsidiary is subject to taxation under the Dutch tax jurisdiction. The tax benefit represents the difference in the tax rates of the two jurisdictions from 1998 through the third quarter of 2000, of which $0.8 million was attributable to the first three quarters of 2000, $3.9 million was attributable to 1999 and $0.9 million was attributable to 1998. Commencing with the fourth quarter of 2000, tax on income earned by the Dutch registered subsidiary is being accrued at the more favorable Cyprus tax rates.

     A reconciliation of the provision (benefit) for income taxes compared with the amounts at the US federal statutory rate is estimated as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  ------    ------    -------
Tax at statutory rate...........................  $1,769    $5,853    $11,314
Differences in tax rates........................      (9)     (627)    (6,511)
Non-deductible expenses.........................     499       841        497
Permanent loss of a deferred tax asset..........      --        --      1,716
Valuation allowance on operating loss...........     147      (496)    (2,610)
Prior years over accrued and other..............    (380)     (474)    (4,782)
                                                  ------    ------    -------
Income tax expense (benefit)....................  $2,026    $5,097    $  (376)
                                                  ======    ======    =======

     The Company's deferred tax assets as of December 31, 1999 and 2000, primarily consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            ----------------
                                                             1999      2000
                                                            -------    -----
Loss carry forwards.......................................  $ 2,523    $ 351
Equipment.................................................      806      579
Other.....................................................      223       12
                                                            -------    -----
                                                              3,552      942
Valuation allowance.......................................   (3,552)    (942)
                                                            -------    -----
          Total deferred tax assets.......................  $    --    $  --
                                                            =======    =====

     The Company has recorded a valuation allowance to offset the entire deferred tax asset where it is more likely than not that the asset will not be realized.

     Estimated net operating loss carryforwards at December 31, 2000, and their expiration dates are shown below (in thousands):

                                                                           NET OPERATING LOSS
         COUNTRY OF JURISDICTION                 EXPIRATION DATES            CARRYFORWARDS
         -----------------------            ---------------------------    ------------------
United Kingdom............................  No expiration date as long           1,176
                                            as relevant trades continue

     The Indian government, as a means of encouraging foreign investment, provides significant tax incentives and exemptions to regulatory restrictions. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. The current tax holiday to which one of the Company's subsidiaries is subject expires in 2009. To be eligible for certain of these tax benefits, the Company must

                             AREMISSOFT CORPORATION
continue to meet certain conditions such as continued operation in a qualifying software technology park and export sales of at least 75% of inventory turnover. A failure to meet such conditions could result in the cancellation of the benefits or a requirement to pay damages in an amount to be determined by the Indian government and customs duty on plant, machinery, equipment, raw materials, components and consumables. With respect to duties, subject to certain conditions, goods, raw materials and components for production imported by the Company's offices in India are exempt from the levy of a customs duty. No assurances can be given that such tax benefits will be continued in the future or at their current levels.

     Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2000, amounted to approximately $28 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable.

 9. STOCKHOLDERS' EQUITY

  Stock Split

     On December 18, 2000, the Board of Directors declared a two-for-one stock split effected in the form of a stock dividend with respect to the issued and outstanding shares of common stock. All stockholders of record as of the close of business on December 28, 2000 (Record Date), received one share of common stock for each share of common stock held. The payment was made on January 8, 2001. Unless otherwise indicated, all share and per share information in the accompanying statement of operations and notes thereto have been restated to reflect the effect of the split.

  Common and Preferred Stock

     In 1999, the Company completed an initial public offering of its common stock resulting in net proceeds of approximately $12.1 million in cash, net of issuance cost.

     In addition, in October 1999, the Company completed a private placement resulting in $17.6 million in proceeds through the issuance of 3.2 million shares of common stock to Info-quest S.A. Info-quest S.A. also acquired an additional 2.4 million shares of the Company's common stock from an entity controlled by the Company's founder, Dr. Kyprianou. At December 31, 2000, Info-quest S.A. owned over 19% of the Company's outstanding stock.

     The Company is authorized to issue 85,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock are outstanding.

  Warrants

     In connection with the issuance of its Series A convertible preferred stock in 1997 (which was redeemed in 1998), the Company issued warrants to purchase an aggregate of 102,234 shares of common stock. The warrants were issued in payment of finders' fees in connection with the offering. Such warrants had an exercise price of $4.28 per share, of which 17,528 were exercised in the first quarter of 2000. The remaining unexercised warrants to purchase 84,706 shares expired on April 10, 2000.

     During 1999, the Company issued warrants to purchase up to 660,000 shares of common stock at an exercise price of $3.75 per share to the underwriters of the Company's April 1999 initial public offering. The warrants were exercisable beginning April 27, 2000, and expire on April 22, 2003. During 2000, the Company issued 509,572 shares of common stock upon exercise of such warrants in consideration of the

                             AREMISSOFT CORPORATION
surrender of warrants to purchase 108,332 shares of common stock. As of December 31, 2000, warrants to purchase 42,096 shares remain unexercised.

  Stock Option Plan

     In October 1997, the Company adopted the "1998 Stock Option Plan" (1998
Plan). The purpose of the 1998 Plan is to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to the Company. A total of 3,000,000 options are authorized to be issued under the 1998 Plan, of which 1,238,442 options are outstanding as of December 31, 2000. The 1998 Plan provides for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the 1998 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Board, options will have a term of up to ten years from the date of grant. In addition, the Company granted options outside the 1998 Plan of which 610,000 are outstanding at December 31, 2000.

     The Company has established the "2000 Stock Option Plan" (2000 Plan). The purpose of the 2000 Plan is to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to the Company. A total of 6,100,000 options are authorized to be issued under the 2000 Plan, of which 4,241,104 options are outstanding as of December 31, 2000. The 2000 Plan provides for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the 2000 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant. Unless otherwise provided by the Board, an option granted under the 2000 Plan is exercisable for ten years.

     A summary of the Company's stock option activity during 2000 (restated to effect the two-for-one stock split), and related information follows:

                                                           NUMBER OF       WEIGHTED AVERAGE
                                                            OPTIONS         EXERCISE PRICE
                                                         --------------    ----------------
                                                         (IN THOUSANDS)
Outstanding at beginning of year.......................       4,576             $ 3.87
Granted................................................       4,911              16.40
Exercised..............................................      (3,335)              4.65
Forfeited..............................................         (62)              2.50
                                                             ------
Outstanding at end of year.............................       6,090              13.60
                                                             ------
Exercisable at end of year.............................         751              11.81
                                                             ------

     The exercise price of options outstanding as of December 31, 2000, ranged from $2.50 to $20. The weighted average remaining contractual life of those options is 6.9 years.

     From January 1, 2001 to March 8, 2001, the Company received approximately $58.8 million from the issuance of approximately 3.4 million shares of common stock upon the exercise of outstanding stock options. Of these amounts, approximately $53.0 million was received upon the exercise of options to purchase 3.0 million shares of common stock which were previously gifted by certain officers of the Company.

     Options granted under the stock option plan are accounted for under APB 25, and since options have been granted at prices equal to the fair value of the Company's common stock on the date of grant, no compensation has been recognized for the option grants. Had compensation cost for the plan been determined based upon estimated fair value of the options at the grant dates consistent with FASB 123, pro forma net income after extraordinary item would have been approximately $8.1 million or $0.32 per

                             AREMISSOFT CORPORATION
share-basic and $0.30 per share-diluted for 1999 and approximately $6.7 million or $0.21 per share basic and $0.19 per share diluted for 2000. The weighted average fair value of options granted during 1999 and 2000 is estimated to be $1.82 and $5.59, respectively, per option assuming the following: no dividend yield, risk free interest rate of 6%, an expected term of the option of three years in 1999 and one year in 2000, and an expected weighted average volatility of 43% in 1999 and 83% in 2000.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

            SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 1998

                                    MANUFACTURING   HEALTHCARE   HOSPITALITY   CONSTRUCTION   OTHER     TOTAL
                                    -------------   ----------   -----------   ------------   ------   -------
Revenues from external
  customers.......................     $16,635       $15,990       $13,799        $4,421      $1,776   $52,621
Depreciation and amortization.....         189           216           207            43         379     1,034
Profit from operations............       3,993         1,461         1,914           429        (566)    7,231
Total segment assets..............      12,514         6,682         6,337         1,301       1,118    27,952

            SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 1999

                                    MANUFACTURING   HEALTHCARE   HOSPITALITY   CONSTRUCTION   OTHER     TOTAL
                                    -------------   ----------   -----------   ------------   ------   -------
Revenues from external
  customers.......................     $25,485       $19,988       $19,180        $5,305      $3,428   $73,386
Depreciation and amortization.....         321           352           328            74         316     1,391
Profit (loss) from operations.....       8,913         3,454         4,943           928        (363)   17,875
Total segment assets..............      17,950        13,434        13,706         3,375      12,479    60,944

            SEGMENTAL ANALYSIS FOR THE YEAR ENDED DECEMBER 31, 2000

                                   MANUFACTURING   HEALTHCARE   HOSPITALITY   CONSTRUCTION   OTHER     TOTAL
                                   -------------   ----------   -----------   ------------   ------   --------
Revenues from external
  customers......................     $43,189       $27,145       $37,376        $9,958      $5,941   $123,609
Depreciation and amortization....       2,136         1,384         2,339           279         445      6,583
Profit (loss) from operations....      12,269         5,976         7,334         1,888       1,964     29,431
Total segment assets.............      37,172        28,407        44,234        10,050       5,161    125,024

                             AREMISSOFT CORPORATION

     The following table represents revenue by country based on country of customer domicile and long-lived assets by country based on the location of the assets (in thousands):

                                           REVENUE                   LONG-LIVED ASSETS
                                 ----------------------------    --------------------------
                                   YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                 ----------------------------    --------------------------
                                  1998      1999       2000       1998     1999      2000
                                 -------   -------   --------    ------   -------   -------
Europe.........................  $44,169   $57,852   $ 79,529    $2,585   $ 2,045   $ 4,090
North America (United
  States)......................    1,517     2,272      4,038       111       105     9,165
Asia...........................    1,800     3,719     17,312       687    16,243    20,186
Rest of world..................    5,135     9,543     22,730        12        15     7,346
                                 -------   -------   --------    ------   -------   -------
                                 $52,621   $73,386   $123,609    $3,395   $18,408   $40,787
                                 =======   =======   ========    ======   =======   =======

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of actual quarterly results of operations for 1999 and 2000 (adjusted to effect the two-for-one stock split, and in thousands, except for per share data):

                                                                1999
                                           -----------------------------------------------
                                            FIRST    SECOND     THIRD    FOURTH     TOTAL
                                           -------   -------   -------   -------   -------
Revenues.................................  $13,112   $16,742   $20,278   $23,254   $73,386
Gross profit.............................    9,310    12,676    15,549    18,840    56,375
Income before extraordinary item.........      803     2,533     3,259     5,522    12,117
Net income...............................      803     2,533     3,259     6,685    13,280

                                                                1999
                                          ------------------------------------------------
                                           FIRST    SECOND     THIRD    FOURTH     TOTAL
                                          -------   -------   -------   -------   --------
Basic income per share before
  extraordinary item....................     0.04      0.10      0.12      0.18       0.47
Diluted income per share before
  extraordinary item....................     0.04      0.10      0.11      0.17       0.45
Basic income per common shares..........     0.04      0.10      0.12      0.22       0.52
Diluted income per common shares........     0.04      0.10      0.11      0.20       0.49

                                                                2000
                                          ------------------------------------------------
                                           FIRST    SECOND     THIRD    FOURTH     TOTAL
                                          -------   -------   -------   -------   --------
Revenues................................  $21,517   $27,007   $31,721   $43,364   $123,609
Gross profit............................   16,441    21,234    25,144    34,666     97,485
Net income..............................    2,495     4,391     8,864    16,952     32,702
Basic income per common shares..........     0.08      0.15      0.29      0.52       1.05
Diluted income per common shares........     0.07      0.13      0.26      0.46       0.93

12. SUBSEQUENT EVENT

  Shelf Registration Statement

     The Company has filed a registration statement with the Securities and Exchange Commission for the sale of 6,000,000 shares of common stock from time to time.

  Acquisitions

     In February 2001, the Company entered into an agreement to acquire all of the issued and outstanding shares of Fourth Shift Corporation for approximately $40.5 million in cash consideration.

                             AREMISSOFT CORPORATION

Fourth Shift is a supplier of enterprise resource planning (ERP) and e-business software. The acquisition of Fourth Shift is subject to certain conditions, including approval by Fourth Shift's shareholders.

     The following is a summary of the operations of Fourth Shift as of and for the years ended December 31, 1999 and 2000 (in thousands):

                                                            1999       2000
                                                           -------    -------
Total assets.............................................  $40,482    $30,595
Total stockholders' equity...............................   10,619      5,993
Total revenue............................................   69,249     61,158
Net income (loss)........................................    2,115     (5,219)

     In February 2001, the Company acquired certain assets and assumed certain liabilities of Rio Systems International for approximately $2.44 million in cash consideration, plus additional consideration based on an earn out formula over the next 15 months. Rio Systems is a supplier of an integrated hospitality suite of software applications that serve the spa resort and premium hotel market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 31, 2000, the following table lists our current executive officers, directors and other key employees:

            NAME              AGE                           POSITION(S)
            ----              ---                           -----------
Dr. Lycourgos K.              46     Chairman of the Board and Co-Chief Executive Officer
  Kyprianou.................
Roys Poyiadjis..............  35     Co-Chief Executive Officer, President -- United States
                                     Group, and Director
Michael A. Tymvios..........  38     Director and Chief Financial Officer
Noel R. Voice...............  59     President -- Europe Group and Secretary
Dr. Paul I. Bloom...........  51     Executive Vice President of Corporate Development
M.C. Mathews................  37     President -- Emerging Markets Group
Dann V. Angeloff............  65     Director
H. Tate Holt................  49     Director
George Papadopoulos(1)......  54     Director
John Malamas(1).............  53     Director
Stan J. Patey...............  49     Director

---------------
(1) Pursuant to a stock purchase agreement with Info-quest S.A., Info-quest has the right to nominate certain directors to the board. Info-quest has nominated Messrs. Papadopoulos and Malamas.

     Dr. Lycourgos K. Kyprianou has served as our chairman of the board since October 1997, chief executive officer from October 1997 to May 2000, co-chief executive officer since February 2001, and has served as chairman of the board and managing director of our subsidiaries and predecessors since 1978. Dr. Kyprianou is the sole founder of our worldwide business, including our software development and support facility in India. Dr. Kyprianou received a bachelor of science degree with first class honors in computer science from the University of London and a doctorate in philosophy (computer science) from Cambridge University.

     Roys Poyiadjis has served as our president from June 1998 through January 2001, and as chief executive officer, now co-chief executive officer, since May 2000. From October 1998 to September 1999, Mr. Poyiadjis served as our chief financial officer. From 1997 to 1998, Mr. Poyiadjis served as a partner of Alpha Capital Limited, an investment banking firm primarily focused on investments in technology companies. From 1995 to 1996, he served as a director of Lehman Brothers International Ltd. and from 1993 to 1995 he served as an associate with Morgan Stanley & Co. International Limited. Mr. Poyiadjis received a bachelor of science (honors) degree in communications engineering from the University of Kent and a masters degree in business administration from the London Business School.

     Michael A. Tymvios has served as a director since February 2001 and as our chief financial officer since September 1999. From 1991 to 1999, Mr. Tymvios was a partner at Morison International, a certified public accounting firm. Prior to joining Morison International, he was a senior manager at Deloitte Haskins & Sells. He is a chartered certified accountant and a fellow member of the Chartered Association of Certified Accountants of the United Kingdom. Mr. Tymvios received a bachelor of science (honors) degree in economics from the University of Athens.

     Noel R. Voice has served as president -- Europe Group since February 2001 and secretary since October 1997. From June 1998 until February 2001, Mr. Voice served as a director and our chief operating officer. From 1992 to 1997, he served as the senior vice president of administration of our United

Kingdom operations. From 1987 to 1992, he was founder and managing director of Noble Marketing Ltd., a sales and marketing consulting firm. From 1987 to 1989, he was managing director of Cara Consulting Ltd., a United Kingdom hotel systems company.

     Dr. Paul I. Bloom has served as our Executive Vice President of Corporate Development since May 2000. From December 1998 through May 2000, he was senior analyst at Roth Capital Partners, Inc. primarily providing analysis on software and e-commerce companies. From August 1998 through November 1998, Dr. Bloom was a senior technology analyst at Volpe Brown Whalen & Co. Dr. Bloom holds a Master of Science degree and Ph.D. in theoretical physics from Belfer Graduate School of Science of Yeshiva University and a Bachelor of Science degree in Physics from City College of New York.

     M.C. Mathews has served as our president of the Emerging Market Group since February 2001 and has served as our general manager of group software development since October 1997. Since 1995, he served as the managing director of software engineering of LK Global Software Engineering (India) Private Limited, one of our subsidiaries. From April 1999 to February 2001, Mr. Mathews served as a director. From 1992 to 1995, he served as our group project manager. Prior to joining us in 1990, Mr. Mathews was employed as a programmer with Alphabetics Ltd., an IBM distributor in India. Mr. Mathews received a bachelor of science (honors) degree from Kerala and a masters of science degree in physics from Delhi Universities.

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

     George Papadopoulos has served as a director since November 1999. Mr. Papadopoulos was appointed as the managing director of Info-quest in February 2000. From 1977 to January 2000, he was the general manager of Info-quest. From 1995 to 1996, he served as the general manager of Decision System Integration, a subsidiary of Info-quest, and from 1985 to 1995, he was a founder and managing director of ABC Systems and Software. Mr. Papadopoulos received a degree in agricultural engineering from the University of Thessaloniki and a bachelor of arts degree in economics from the University of Athens.

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

     Stan J. Patey has served as a director since February 2001. Since October 2000, Mr. Patey has been managing director of Capital Strategies, an independent corporate finance house. From October 1989 to September 2000, Mr. Patey was a corporate finance partner at PKF (formerly Pannell Kerr Forster) and head of the United Kingdom and European mergers and acquisitions group. Mr. Patey received a bachelor of science (honors) degree in finance and economics and a masters degree in business management from City University, London.

BOARD OF DIRECTORS

     Our board of directors consists of eight members, all of whom are elected for one-year terms at each annual meeting of stockholders. Holders of shares of common stock have no right to cumulative voting in the election of directors. Consequently, at each annual meeting, a majority of the stockholders are able to elect all of the directors.

     In connection with our sale of shares to Info-quest S.A. in October 1999, we agreed to nominate a certain number of representatives of Info-quest based on their ownership percentage. As long as they own 20% or more of our outstanding shares, we will nominate representatives representing 30% of our board of directors; as long as they own between 15% and 20%, we will nominate representatives representing 22% of our board of directors; and as long as they own between 10% and 15%, we will nominate representatives representing 10% of our board of directors. If they hold less than 10%, we have no obligation to nominate any Info-quest representatives.

COMMITTEES OF THE BOARD OF DIRECTORS

  Audit Committee

     The audit committee of the board of directors makes recommendations regarding the retention of independent auditors, reviews the scope of the annual audit undertaken by our independent auditors and the progress and results of their work, and reviews our financial statements, internal accounting and auditing procedures and corporate program to ensure compliance with applicable laws. The members of the audit committee are Messrs. Angeloff, Holt and Patey. In order to assist the audit committee and to more effectively communicate the purpose and functions of the audit committee to the board of directors, management, employees and the Company's shareholders, the audit committee has adopted an audit committee charter. In fulfilling its oversight responsibilities, the audit committee reviewed the annual financial statements included in the annual report and filed with the Securities and Exchange Commission (as well as the unaudited financial statements filed with the Company's quarterly reports). Mr. Patey serves as chairman of the audit committee.

  Compensation Committee

     The compensation committee of the board of directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers our 1998 Stock Option Plan and other benefit plans, and considers other matters as may, from time to time, be referred to them by the board of directors. The current members of the compensation committees are Dr. Kyprianou and Messrs. Poyiadjis, Angeloff, Holt and Patey. Mr. Holt serves as chairman of the compensation committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our executive officers, directors, and persons who own more than 10% of a registered class of our common stock, collectively referred to as reporting persons, to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Commission and the Nasdaq Stock Market, Inc. Such reporting persons are also required by Commission rules to furnish us copies of all Section 16(a) forms that they file.

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Section 16(a) reports were required for such reporting persons, we believe that during year ended December 31, 2000, all the reporting persons complied with all applicable filing requirements, except that Messrs. Tymvios and Mathews filed an amendment to the timely filed Form 5 to report the sale of our common stock upon exercise of options in October 2000. In addition, Info-quest was inadvertently late in filing the Form 4 in December 2000 to report its sale and purchase of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by or paid to our chairman of the board and co-chief executive officer for 1998, 1999 and 2000, and our highest paid executive officers whose total salary and bonuses for 2000 exceeded $100,000. No other executive officer's total annual compensation for services rendered in all capacities for 1998, 1999 and 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                                         ------------
                                                 ANNUAL COMPENSATION(1)                   SECURITIES
                                                 ----------------------    ALL OTHER      UNDERLYING
                                         YEAR     SALARY        BONUS     COMPENSATION     OPTIONS
                                         ----    ---------    ---------   ------------   ------------
Dr. Lycourgos K. Kyprianou.............  2000    $350,000           --         --         1,500,000
  Chairman of the Board and              1999    $250,000     $300,000         --         1,400,000
  Co-Chief Executive Officer             1998    $250,000(2)  $200,000         --                --
Roys Poyiadjis(3)......................  2000    $300,000           --         --         1,500,000
  Co-Chief Executive Officer             1999    $200,000     $300,000         --         1,400,000

---------------
(1) For Dr. Kyprianou and Mr. Poyiadjis, their annual compensation is translated into United States dollars based upon the average conversion rate in effect during each fiscal year.

(2) Does not include payment of business related expenses of $250,000 in 1998.

(3) Mr. Poyiadjis became an executive officer in May 1998

                             OPTION GRANTS IN 2000

     The following table provides information relating to stock options granted to each of the executive officers named in the Summary Compensation Table during the year ended December 31, 2000.

                               INDIVIDUAL GRANTS

                                                  PERCENT OF                                    POTENTIAL REALIZABLE VALUE
                                 NUMBER OF      TOTAL OPTIONS                                    AT ASSUMED ANNUAL RATES
                                SECURITIES        GRANTED TO                                   OF STOCK PRICE APPRECIATION
                                UNDERLYING        EMPLOYEES      EXERCISE PRICE   EXPIRATION   ----------------------------
            NAME              OPTIONS GRANTED   IN FISCAL YEAR     PER SHARE         DATE           5%             10%
            ----              ---------------   --------------   --------------   ----------   ------------   -------------
Dr. Lycourgos Kyprianou.....     750,000(1)         15.27%          $ 17.50        02/04/10     $8,254,242     $20,917,870
                                 750,000(1)         15.27%          $18.125        11/22/10     $8,549,037     $21,664,937
Roys Poyiadjis..............     750,000(1)         15.27%          $ 17.50        02/04/10     $8,254,242     $20,917,870
                                 750,000(1)         15.27%          $18.125        11/22/10     $8,549,037     $21,664,937

---------------
(1) The options vest in equal installments over seven years starting one year from the grant date. In addition, the options are also subject to accelerated vesting based on previously established stock price targets. As of the year ended December 31, 2000, all of the options have vested as a result of these acceleration provisions.

     The exercise price of each option was equal to the fair market value of our common stock on the date of the grant. Percentages shown under "Percent of Total Options Granted to Employees in the Last Fiscal Year" are based on an aggregate of 4,911,100 options granted to our employees, directors and consultants under the 1998 Stock Option Plan, 2000 Stock Option Plan, and outside of the plan during the year ended December 31, 2000.

     Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the option term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     - Multiplying the number of shares of common stock subject to a given option by the exercise price,

     - Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option, and

     - Subtracting from that result the aggregate option exercise price.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The following table sets forth for each of the executive officers named in the Summary Compensation Table the number and value of exercisable and unexercisable options for the year ended December 31, 2000.

                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNDERLYING UNSECURED OPTIONS       IN-THE-MONEY OPTIONS
                              SHARES                       AT DECEMBER 31, 2000(#)        AT DECEMBER 31, 2000($)
                            ACQUIRED ON      VALUE      -----------------------------   ---------------------------
           NAME             EXERCISE(#)   REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
           ----             -----------   -----------   ------------   --------------   -----------   -------------
Dr. Lycourgos Kyprianou...       0             0            0(1)             0               0              0
Roys Poyiadjis............       0             0            0(2)             0               0              0

---------------
(1) For tax and estate planning purposes, during the year 2000, Dr. Kyprianou gifted all of his options, representing the right to purchase 2,900,000 shares of common stock, to an entity in which he has no voting, beneficial or pecuniary interest. As of March 8, 2001, 2,633,332 of the options gifted by Dr. Kyprianou had been exercised for cash.

(2) For tax and estate planning purposes, during the year 2000, Mr. Poyiadjis gifted all of his options, representing the right to purchase 2,900,000 shares of common stock, to an entity in which he has no voting, beneficial or pecuniary interest. As of March 8, 2001, 2,766,666 of the options gifted by Mr. Poyiadjis had been exercised for cash.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with Dr. Kyprianou and Mr. Poyiadjis. The employment agreements for Dr. Kyprianou and Mr. Poyiadjis each expire on June 1, 2001. Each of the employment agreements may be terminated by us or the employee without cause (as defined in the employment agreements) upon 30 days notice, or for cause without notice. Under the terms of Dr. Kyprianou's employment agreement, Dr. Kyprianou is entitled to minimum annual compensation of $350,000 in 2000 and $400,000 in 2001. Under the terms of Mr. Poyiadjis' employment agreement, Mr. Poyiadjis is entitled to minimum annual compensation of $300,000 in 2000 and $350,000 in 2001. Under their employment agreements, Dr. Kyprianou and Mr. Poyiadjis are each entitled to receive a severance benefit equal to one times his annual compensation if terminated without cause and 2.99 times his annual compensation if terminated without cause within 180 days after a change in control. Each of these agreements also contain provisions prohibiting each of Dr. Kyprianou and Mr. Poyiadjis from competing with us during the term of their employment. The employment agreements with Dr. Kyprianou and Mr. Poyiadjis also provide that we will indemnify them for any losses, costs, damages or expenses incurred as a direct consequence of the discharge of their duties or by reason of their status as our agents.

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

1998 STOCK OPTION PLAN

     We previously established the 1998 Stock Option Plan (the "1998 Plan"). The purposes of the 1998 Plan is to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to us. A total of 3,000,000 options are authorized to be issued under the 1998 Plan, of which 2,977,600 options have been granted and 1,238,442 options are outstanding as of December 31, 2000. The 1998 Plan provides for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the 1998 Plan may not be less than 100% of the fair market value of our Common Stock on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1998 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the 1998 Plan is exercisable for ten years. The 1998 Plan is administered by the Compensation Committee which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1998 Plan may be amended, suspended, or terminated by the Board of Directors but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by us. In general, the options granted under the 1998 Plan vest over three years, but all vesting is subject to determination by the Compensation Committee.

2000 STOCK OPTION PLAN

     We previously established the 2000 Stock Option Plan (the "2000 Plan"). The purposes of the 2000 Plan is to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to us. A total of 6,100,000 options are authorized to be issued under the 2000 Plan, of which 5,901,100 options have been granted and 4,241,104 options are outstanding as of December 31, 2000. The 2000 Plan provides for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the 2000 Plan may not be less than 100% of the fair market value of our Common Stock on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 2000 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the 2000 Plan is exercisable for ten years. The 2000 Plan is administered by the Compensation Committee which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 2000 Plan may be amended, suspended, or terminated by the Board of Directors but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by us. Other than options granted to certain executive officers which are subject to accelerated vesting based on stock price targets, in general, the options granted under the 2000 Plan vest over three years, but all vesting is subject to determination by the Compensation Committee.

2001 EQUITY INCENTIVE PLAN

     In addition, the Board of Directors has approved the 2001 Equity Incentive Plan (the "Equity Incentive Plan") which will be submitted to the stockholders for approval at the annual meeting. The purpose of the Equity Incentive Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success. The Equity Incentive Plan provides for the grant and issuance of up to 4,000,000 shares of our Common Stock pursuant to awards of non-qualified and incentive stock options, restricted stock, stock appreciation rights and stock bonuses. The restricted stock awards will have exercise price of at least 85% of the fair market value of our Common Stock on the date of grant. The exercise price of stock options will be at least 100% of the fair market value on the date of grant. The Equity Incentive Plan will be administered by the Compensation Committee which will have the discretion to determine participants, the number of shares to be covered by each award, the exercise schedule, performance goals and other terms. The shares issued in connection with restricted stock awards will be held by us, prior to vesting, for the benefit of the participant who will have the same rights as a stockholder, including the right to vote such shares. The maximum number of shares which may be granted as stock options under the Equity Incentive Plan during any calendar year to any individual is 750,000 shares and the maximum number of shares which may be granted as stock appreciation rights during any calendar year to any individual is 750,000 shares. At the discretion of the Compensation Committee, payment for shares purchased pursuant to the Equity Incentive Plan may be made by cash, cancellation of indebtedness, surrender of shares of our stock, same day sale commitments, margin commitments, promissory notes or any combination of these payment methods.

OTHER STOCK OPTIONS

     In addition to options issued under our various plans, we have granted to our non United States employees other options to purchase 610,000 shares of common stock in the aggregate at exercise prices ranging from $14.50 to $20.00 and with expiration dates ranging from September 7, 2005 to November 28, 2005. These nonqualified stock options vest over three years beginning on the date of grant and the exercise prices were equal to the fair market value of our Common Stock on the date of grant.

COMPENSATION OF THE BOARD OF DIRECTORS

     Our directors who are not also our employees, or employees of one of our subsidiaries, or a representative of Info-quest receive $20,000 per year plus $1,000 for each board meeting attended and $1,000 for each committee meeting attended. In addition, the chairman of the audit committee receives an additional $8,000, and the chairman of the compensation committee receives an additional $6,000, per year. Directors do not receive any other cash compensation for services as a director. All directors are reimbursed for their expenses incurred in attending meetings. Each outside director will also receive, at the time of such director's appointment or election to the board, a one time grant of options to purchase 30,000 shares of our common stock, and for each year of service as a director, options to purchase 20,000 shares of common stock. All options are granted at an exercise price equal to the fair market value of the common stock on the date of grant and vest at the rate of 33 1/3% per year commencing on the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of the board of directors consists of five directors consisting of Dr. Kyprianou, and Messrs. Poyiadjis, Angeloff, Holt and Patey. A majority of the members of the compensation committee are non-employee directors and none of our executive officers have served on the board of directors or compensation committee of any other entities, any of whose executive officers served either on our board or compensation committee.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     We have adopted provisions in our certificate of incorporation that limit the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under Delaware law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liability:

     - for any breach of their duty of loyalty to the company or its stockholders,

     - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

     - that arises under Section 174 of the Delaware General Corporation Law for unlawful payment of dividends or unlawful stock repurchases or redemptions, or

     - for any transaction from which the director derived an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 8, 2001, with respect to the beneficial ownership of our Common Stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Common Stock.

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

                  NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES    PERCENT
                  ------------------------                    ----------------    -------
Dr. Lycourgos K. Kyprianou..................................     3,775,580(1)       9.62%
Info-quest S.A..............................................     7,465,846         19.02%
  AL. Pantou 25
  Athens 17671 Greece
Roys Poyiadjis..............................................     3,775,580(2)       9.62%
Michael A. Tymvios..........................................        40,000(3)          *
Dann V. Angeloff............................................        81,466(4)          *
H. Tate Holt................................................        78,666(4)          *
John Malamas................................................        13,334(5)          *
George Papadopoulos.........................................        13,334(5)          *
Stan J. Patey...............................................        20,000(6)          *
All directors and executive officers as a group (11
  persons)(1)(2)............................................     4,672,380(7)      11.67%

---------------
 *  Less than one percent

(1) Includes 3,175,580 shares held by Aremis Holdings, Ltd., in which Dr. Kyprianou has sole voting and investment power, and 600,000 shares held by Aremis Technology Ventures, Ltd., an entity controlled by Dr. Kyprianou's spouse. As part of his overall tax and estate planning, during the year 2000, Dr. Kyprianou gifted a total of 3,200,000 shares of common stock beneficially owned by him, 1,600,000 shares of common stock each to two entities in which he has no voting, beneficial or pecuniary interest. Dr. Kyprianou also gifted all of his options, representing the right to purchase 2,900,000 shares of common stock, to an entity in which he has no voting, beneficial or pecuniary interest. As of March 8, 2001, 2,633,332 of the options gifted by Dr. Kyprianou had been exercised for cash, and all of these shares and options have been excluded from the table. The Company believes that, as of March 8, 2001, all of the shares gifted or issued upon the exercise of gifted options had been sold by the donees.

(2) Includes 3,775,580 shares covered by a voting agreement between Mr. Poyiadjis and Aremis Holdings, Ltd. and Aremis Technology Ventures, Ltd. As part of his overall tax and estate planning, during the year 2000, Mr. Poyiadjis gifted 1,559,240 of his shares of common stock beneficially owned by him to an entity in which has no voting, beneficial or pecuniary interest. Mr. Poyiadjis also gifted all of his options, representing the right to purchase 2,900,000 shares of common stock, to an entity in which he has no voting, beneficial or pecuniary interest. As of March 8, 2001, 2,766,666 of the options gifted by Mr. Poyiadjis had been exercised for cash, and all of these shares and options have been excluded from the table. The Company believes that, as of March 8, 2001, all of the shares gifted or issued upon the exercise of gifted options had been sold by the donees.

(3) Includes 20,000 shares of common stock that may be acquired upon the exercise of options within the next 60 days.

(4) Includes 46,666 shares of common stock that may be acquired upon the exercise of options within the next 60 days.

(5) Includes 13,334 shares of common stock that may be acquired upon the exercise of options within the next 60 days.

(6) Includes options to purchase 20,000 shares of common stock upon the exercise of options within the next 60 days.

(7) Includes options to purchase 810,000 shares of common stock upon the exercise of options within the next 60 days.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1999, we raised approximately $17.6 million in a private placement of 3.2 million shares of our common stock to Info-quest. Concurrent with the private placement, Info-quest acquired an additional 2.4 million shares of our common stock from LK Global (Holdings) N.V., a company controlled by Dr. Kyprianou, our co- chief executive officer, and entered into a voting agreement with LK Global (Holdings) N.V. Pursuant to the voting agreement, LK Global (Holdings) N.V. agreed to vote for the directors, nominated by us, including the nominees of Info-quest. On October 9, 2000, Info-quest's and LK Global's voting agreement terminated pursuant to its terms.

     In addition to our sale of shares to Info-quest S.A., we agreed to nominate a certain number of representatives of Info-quest based on their ownership percentage. As long as they own 20% or more of our outstanding shares, we will nominate representatives representing 30% of our board of directors; as long as they own between 15% and 20%, we will nominate representatives representing 22% of our board of directors; and as long as they own between 10% and 15%, we will nominate representatives representing 10% of our board of directors. If they hold less than 10%, we have no obligation to nominate any Info-quest representatives. As a result of the private placement and concurrent purchase from LK Global (Holdings) N.V., Info-quest's holdings of our common stock initially exceeded twenty percent of the outstanding common stock, and Info-quest appointed three directors to our board. As of December 31, 2000, Info-quest holds approximately 19% and its representatives to our board are Messrs. Papadopoulos and Malamas.

     We also granted Info-quest pre-emptive rights to acquire from us at anytime we make further issuances of our equity or convertible debt securities an amount of our securities necessary to maintain, after any future issuance, its percentage of ownership in us immediately before the issuance.

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

          2. Schedules II -- Valuation and Qualifying Accounts for the year ended December 31, 2000 and 1999, are included herein and all other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     (b) Report on Form 8-K

     We filed three reports on Form 8-K during the fourth quarter ended December 31, 2000. Information regarding the items reported on is as follows:

          1. On December 19, 2000, we announced the closing of the acquisitions
     (i) of e-ChaRM Pvt Ltd. and (ii) of the lodging and international hospitality business of Verso Technologies, Inc.

          2. On December 8, 2000, we provided Regulation FD disclosures.

          3. On December 7, 2000, we provided Regulation FD disclosures.

     (c) Exhibit Index

     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
     2.1      Agreement of Merger between the Registrant and AremisSoft
              Corporation, a Nevada corporation dated March 5, 1999(1)
     2.2      Plan and Agreement of Reorganization between AremisSoft
              Corporation, a Nevada corporation and LK Global Information
              Systems, B.V.(1)
     2.3      Addendum to the Plan and Agreement of Reorganization between
              AremisSoft Corporation, a Nevada corporation and LK Global
              Information Systems, B.V.(1)
     3.1      Certificate of Incorporation of the Registrant(1)
     3.2      Bylaws of the Registrant(1)
     4.1      Specimen Common Stock Certificate(1)
     4.2      Form of Warrant to purchase Common Stock(1)
    10.1      1998 Stock Option Plan(1)
    10.2      Form of Incentive Stock Option Agreement(1)
    10.3      Form of Nonqualified Stock Option Agreement(1)
    10.4      Employment Agreement with Dr. Lycourgos K. Kyprianou,
              Chairman of the Board and Chief Executive Officer(1)
    10.5      Employment Agreement with Roys Poyiadjis, President and Vice
              Chairman of the Board(1)
    10.6      Indemnification Agreement between the Registrant and Dr.
              Lycourgos K. Kyprianou(1)
    10.7      Indemnification Agreement between the Registrant and Roys
              Poyiadjis(1)
    10.8      Convertible Promissory Note made by the Registrant in favor of Arthur Sterling and Marie Sterling(1)
    10.9      Registration Rights Agreement between the Registrant and Dr.
              Lycourgos K. Kyprianou(1)
    10.10     Registration Rights Agreement between the Registrant and
              Roys Poyiadjis(1)
    10.11     Form of Registration Rights Agreement between the Registrant and investors in the Registrant's October 1997 private
              placement(1)

     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
    10.12     Form of Registration Rights Agreement between the Registrant and investors in the Registrant's February 1998 private
              placement(1)
    10.13     Stock Purchase Agreement between the Registrant and
              Info-quest SA(1)
    10.14     Contracts between the Registrant and the National Health
              Insurance Fund of Bulgaria(1)
    10.15     Share Purchase Agreement between the Registrant and
              e-nnovations.com(2)
    10.16     There is no exhibit 10.16
    10.17     Agreement for the Sale and Purchase of Business and Assets
              between AremisSoft (UK) PLC and Torex Health Limited(3)
    10.18     Agreement for the Purchase and Sale of Assets between
              AremisSoft Corporation, a Delaware corporation, as
              Purchaser, Eltrax Systems, Inc., a Minnesota corporation,
              and Eltrax Hospitality Group, Inc., a Georgia corporation, as Seller(3)
    10.19     Agreement between Acqua Wellington North America Equities
              Fund, Ltd. and AremisSoft Corporation, a Delaware
              corporation(3)
    10.20     Form of Agreement between AremisSoft Norway AS and Eltrax
              Scandinavia AS(4)
    10.21     Form of Agreement between AremisSoft, AremisSoft Hospitality
              (Switzerland) GmbH, Verso Technologies, Inc. (formerly
              Eltrax Systems, Inc.), Eltrax AG and Eltrax Holding AG(4)
    10.22     Form of Agreement between AremisSoft, AremisSoft Australia
              Pty Limited, Verso Technologies, Inc. (formerly Eltrax
              Systems, Inc.), Eltrax Systems Pty Ltd., and Eltrax
              International Group, Inc.(4)
    10.23     Form of Agreement between AremisSoft, AremisSoft Hospitality
              (UK) Limited, Verso Technologies, Inc. (formerly Eltrax
              Systems, Inc.), and Eltrax UK Limited(4)
    10.24     Form of Agreement between AremisSoft, Impact Level (M) Sdn.
              Bhd., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), Eltrax Systems Sdn. Bhd., and Eltrax International
              Inc.(4)
    10.25     Form of Agreement between AremisSoft Hospitality Group (US),
              Inc., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), and Eltrax Group, Inc.(4)
    10.26     Form of Agreement between AremisSoft, AremisSoft (HK)
              Corporation Limited, Verso Technologies, Inc. (formerly
              Eltrax Systems, Inc.), Eltrax Systems Pty Limited, and
              Eltrax International Inc.(4)
    10.27     Form of Agreement between AremisSoft, Latin America One Pte
              Ltd., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), and Eltrax Systems Pte Ltd.(4)
    10.28     Form of Share Purchase Agreement for e-ChaRM Pvt Ltd.(4)
    10.29     Merger Agreement for Fourth Shift Corporation(5)
    10.30     Agreement for Purchase and Sale of Assets for Rio Systems
              International(5)
    10.31     Employment Agreement -- Paul Bloom
    10.32     Consulting Agreement -- Noble Marketing Ltd. (Noel Voice)
    10.33     Denon International Acquisition Agreement
    10.34     2000 Stock Option Plan
    10.35     Form of 2001 Equity Incentive Plan
    10.36     Amended and Restated Non-qualified Stock Option Agreement
              with Sincock Holdings Corp. (Dr. Lycourgos K. Kyprianou)
              dated February 4, 2000
    10.37     Non-qualified Stock Option Agreement with Sincock Holdings
              Corp. (Dr. Lycourgos K. Kyprianou) dated November 22, 2000
    10.38     Amended and Restated Non-qualified Stock Option Agreement
              with Prime Growth Inc. (Roys Poyiadjis) dated February 4,
              2000

     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
    10.39     Non-qualified Stock Option Agreement with Prime Growth Inc.
              (Roys Poyiadjis) dated November 22, 2000
    11.       Statement re: computation of per share earnings(6)
    21.1      Subsidiaries of the Registrant
    23.1(ii)  Consent of Independent Accountants

---------------
(1) Previously filed with Registration Statement on Form S-1 (No. 333-31768).

(2) Incorporated by reference to Form 8-K filed December 29, 1999.

(3) Incorporated by reference to Form 10-Q for September 30, 2000.

(4) Incorporated by reference to Form 8-K dated December 19, 2000.

(5) Incorporated by reference to Form 8-K dated March 5, 2001.

(6) See footnote 1 to the Company's Consolidated Financial Statements included at Item 8 to this Form 10

              REPORT OF PKF, INDEPENDENT AUDITORS, ON SCHEDULE II

     We have audited the consolidated financial statements of AremisSoft Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 20, 2001 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedules listed in Item 8 of this report. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

London, England
March 20, 2001

                                  SCHEDULE II

            AREMISSOFT CORPORATION VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    ADD ITEMS
                                       BALANCE AT   CHARGED TO                                        BALANCE AT
                                       BEGINNING    COSTS AND     EXCHANGE                              END OF
             DESCRIPTION               OF PERIOD     EXPENSES    DIFFERENCE   DEDUCTIONS   OTHER(1)     PERIOD
             -----------               ----------   ----------   ----------   ----------   --------   ----------
Year Ended December 31, 1998
  Allowance for doubtful accounts....     971          110           10          (452)        --         639
Year Ended December 31, 1999
  Allowance for doubtful accounts....     639          652          (19)         (765)        --         507
Year Ended December 31, 2000
  Allowance for doubtful accounts....     507           52          (36)         (208)       516         831

---------------
(1) Includes reserves of approximately $702 purchased in connection with year 2000 acquisitions, net of an approximate $186 reserve disposed of in connection with a year 2000 disposition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2001                      AREMISSOFT CORPORATION

                                          By:/s/ DR. LYCOURGOS K. KYPRIANOU
                                            ------------------------------------
                                              Dr. Lycourgos K. Kyprianou,
                                              Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, which include the principal executive officer, the principal financial officer and a majority of the board of directors on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                              DATE
                       ---------                                              ----

             /s/ DR. LYCOURGOS K. KYPRIANOU                              March 21, 2001
--------------------------------------------------------
              Dr. Lycourgos K. Kyprianou,
               Chairman of the Board and
               Co-Chief Executive Officer

                   /s/ ROYS POYIADJIS                                    March 21, 2001
--------------------------------------------------------
                    Roys Poyiadjis,
        Director and Co-Chief Executive Officer

                  /s/ MICHAEL TYMVIOS                                    March 21, 2001
--------------------------------------------------------
                    Michael Tymvios,
          Director and Chief Financial Officer

                  /s/ DANN V. ANGELOFF                                   March 21, 2001
--------------------------------------------------------
                   Dann V. Angeloff,
                        Director

                    /s/ H. TATE HOLT                                     March 21, 2001
--------------------------------------------------------
                     H. Tate Holt,
                        Director

                /s/ GEORGE PAPADOPOULOS                                  March 21, 2001
--------------------------------------------------------
                  George Papadopoulos,
                        Director

                    /s/ JOHN MALAMAS                                     March 21, 2001
--------------------------------------------------------
                     John Malamas,
                        Director

                   /s/ STAN J. PATEY                                     March 21, 2001
--------------------------------------------------------
                     Stan J. Patey,
                        Director

                                 EXHIBIT INDEX

     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
     2.1      Agreement of Merger between the Registrant and AremisSoft
              Corporation, a Nevada corporation dated March 5, 1999(1)
     2.2      Plan and Agreement of Reorganization between AremisSoft
              Corporation, a Nevada corporation and LK Global Information
              Systems, B.V.(1)
     2.3      Addendum to the Plan and Agreement of Reorganization between
              AremisSoft Corporation, a Nevada corporation and LK Global
              Information Systems, B.V.(1)
     3.1      Certificate of Incorporation of the Registrant(1)
     3.2      Bylaws of the Registrant(1)
     4.1      Specimen Common Stock Certificate(1)
     4.2      Form of Warrant to purchase Common Stock(1)
    10.1      1998 Stock Option Plan(1)
    10.2      Form of Incentive Stock Option Agreement(1)
    10.3      Form of Nonqualified Stock Option Agreement(1)
    10.4      Employment Agreement with Dr. Lycourgos K. Kyprianou,
              Chairman of the Board and Chief Executive Officer(1)
    10.5      Employment Agreement with Roys Poyiadjis, President and Vice
              Chairman of the Board(1)
    10.6      Indemnification Agreement between the Registrant and Dr.
              Lycourgos K. Kyprianou(1)
    10.7      Indemnification Agreement between the Registrant and Roys
              Poyiadjis(1)
    10.8      Convertible Promissory Note made by the Registrant in favor of Arthur Sterling and Marie Sterling(1)
    10.9      Registration Rights Agreement between the Registrant and Dr.
              Lycourgos K. Kyprianou(1)
    10.10     Registration Rights Agreement between the Registrant and
              Roys Poyiadjis(1)
    10.11     Form of Registration Rights Agreement between the Registrant and investors in the Registrant's October 1997 private
              placement(1)
    10.12     Form of Registration Rights Agreement between the Registrant and investors in the Registrant's February 1998 private
              placement(1)
    10.13     Stock Purchase Agreement between the Registrant and
              Info-quest SA(1)
    10.14     Contracts between the Registrant and the National Health
              Insurance Fund of Bulgaria(1)
    10.15     Share Purchase Agreement between the Registrant and
              e-nnovations.com(2)
    10.16     There is no exhibit 10.16
    10.17     Agreement for the Sale and Purchase of Business and Assets
              between AremisSoft (UK) PLC and Torex Health Limited(3)
    10.18     Agreement for the Purchase and Sale of Assets between
              AremisSoft Corporation, a Delaware corporation, as
              Purchaser, Eltrax Systems, Inc., a Minnesota corporation,
              and Eltrax Hospitality Group, Inc., a Georgia corporation, as Seller(3)
    10.19     Agreement between Acqua Wellington North America Equities
              Fund, Ltd. and AremisSoft Corporation, a Delaware
              corporation(3)
    10.20     Form of Agreement between AremisSoft Norway AS and Eltrax
              Scandinavia AS(4)
    10.21     Form of Agreement between AremisSoft, AremisSoft Hospitality
              (Switzerland) GmbH, Verso Technologies, Inc. (formerly
              Eltrax Systems, Inc.), Eltrax AG and Eltrax Holding AG(4)

     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
    10.22     Form of Agreement between AremisSoft, AremisSoft Australia
              Pty Limited, Verso Technologies, Inc. (formerly Eltrax
              Systems, Inc.), Eltrax Systems Pty Ltd., and Eltrax
              International Group, Inc.(4)
    10.23     Form of Agreement between AremisSoft, AremisSoft Hospitality
              (UK) Limited, Verso Technologies, Inc. (formerly Eltrax
              Systems, Inc.), and Eltrax UK Limited(4)
    10.24     Form of Agreement between AremisSoft, Impact Level (M) Sdn.
              Bhd., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), Eltrax Systems Sdn. Bhd., and Eltrax International
              Inc.(4)
    10.25     Form of Agreement between AremisSoft Hospitality Group (US),
              Inc., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), and Eltrax Group, Inc.(4)
    10.26     Form of Agreement between AremisSoft, AremisSoft (HK)
              Corporation Limited, Verso Technologies, Inc. (formerly
              Eltrax Systems, Inc.), Eltrax Systems Pty Limited, and
              Eltrax International Inc.(4)
    10.27     Form of Agreement between AremisSoft, Latin America One Pte
              Ltd., Verso Technologies, Inc. (formerly Eltrax Systems,
              Inc.), and Eltrax Systems Pte Ltd.(4)
    10.28     Form of Share Purchase Agreement for e-ChaRM Pvt Ltd.(4)
    10.29     Merger Agreement for Fourth Shift Corporation(5)
    10.30     Agreement for Purchase and Sale of Assets for Rio Systems
              International(5)
    10.31     Employment Agreement -- Paul Bloom
    10.32     Consulting Agreement -- Noble Marketing Ltd. (Noel Voice)
    10.33     Denon International Acquisition Agreement
    10.34     2000 Stock Option Plan
    10.35     Form of 2001 Equity Incentive Plan
    10.36     Amended and Restated Non-qualified Stock Option Agreement
              with Sincock Holdings Corp. (Dr. Lycourgos K. Kyprianou)
              dated February 4, 2000
    10.37     Non-qualified Stock Option Agreement with Sincock Holdings
              Corp. (Dr. Lycourgos K. Kyprianou) dated November 22, 2000
    10.38     Amended and Restated Non-qualified Stock Option Agreement
              with Prime Growth Inc. (Roys Poyiadjis) dated February 4,
              2000
    10.39     Non-qualified Stock Option Agreement with Prime Growth Inc.
              (Roys Poyiadjis) dated November 22, 2000
    11.       Statement re: computation of per share earnings(6)
    21.1      Subsidiaries of the Registrant
    23.1(ii)  Consent of Independent Accountants

---------------
(1) Previously filed with Registration Statement on Form S-1 (No. 333-31768).

(2) Incorporated by reference to Form 8-K filed December 29, 1999.

(3) Incorporated by reference to Form 10-Q for September 30, 2000.

(4) Incorporated by reference to Form 8-K dated December 19, 2000.

(5) Incorporated by reference to Form 8-K dated March 5, 2001.

(6) See footnote 1 to the Company's Consolidated Financial Statements included at Item 8 to this Form 10-K