Form 10-Q
period 2001-03-31
AREMISSOFT CORP /DE/
filed 2001-05-15
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                         Commission file number: 0-25713

                             AREMISSOFT CORPORATION
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

   DELAWARE                          7372                         68-0413929
(STATE OR OTHER          (PRIMARY STANDARD INDUSTRIAL         (I.R.S. EMPLOYER
JURISDICTION OF               CLASSIFICATION CODE)           IDENTIFICATION NO.)
INCORPORATION OR
ORGANIZATION)


                             AREMISSOFT CORPORATION
                               SENTRY OFFICE PLAZA
                          216 HADDON AVENUE, SUITE 607
                           WESTMONT, NEW JERSEY 08108
                                  856-869-0770
          (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
                                 ROYS POYIADJIS
                    PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER
                             AREMISSOFT CORPORATION
                               SENTRY OFFICE PLAZA
                          216 HADDON AVENUE, SUITE 607
                           WESTMONT, NEW JERSEY 08108
                                  856-869-0770
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]        No [      ]

The number of shares outstanding of the Registrant's Common Stock on April 25, 2001 was 39,275,611 shares.

                             AREMISSOFT CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets as at                                    3
          March 31, 2001 and December 31, 2000

          Consolidated Statements of Operations                                5
          for the three months ended March 31, 2001 and March 31, 2000

          Consolidated Statements of Cash Flows                                6
          for the three months ended March 31, 2001 and 2000

          Notes to Interim Consolidated Financial Statements                   7


Item 2.   Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations


Item 3:   Quantitative and Qualitative disclosures about market risk          17


PART  II - OTHER INFORMATION

Item 1--Legal Proceedings                                                     17

Item 2--Changes in Securities and Use of Proceeds                             17

Item 3--Defaults upon Senior Securities                                       17

Item 4--Submission of Matters to a Vote of Security Holders                   17

Item 5--Other Information                                                     17

Item 6--Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                    18

PART 1-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            DEC. 31             MARCH 31
                                              2000                 2001
                                              ----                 ----
                                                               (unaudited)
        ASSETS
Current assets
Cash and cash equivalents                   $33,331             $103,267
Accounts receivable, less
allowances for doubtful accounts
of $831 at Dec 31, 2000 and
March 31, 2001 respectively                  38,660               37,107
Other receivables                             2,229                1,925
Inventory                                     1,413                1,495
Deposits paid on services and
maintenance contracts                         4,719                4,825
Prepaid expenses and other assets             3,885                4,390

Total Current Assets                         84,237              153,009
Investments                                   1,803                1,863
Property and equipment, net                   3,402                3,567
Purchased and developed software,
net of accumulated
Amortization of $6,194 and $6,282
at December 31, 2000 and
March 31, 2001 respectively.                    783                  570
Intangible assets, net of
accumulated amortization of $16,949
and $20,413 at Dec 31, 2000 and
March 31, 2001 respectively                  34,799               36,031

Total assets                                125,024              195,040

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                              4,290                3,906
Accrued payroll taxes                         1,479                1,414
Accrued value added taxes                     1,181                  640
Accrued income taxes                          6,006                1,977
Current portion of capital
lease obligations                                34                   24
Other accrued expenses                        2,348                3,027
Bank loans and short-term
demand facility                                   -                    9
Deferred revenue                             12,056               12,176

Total Current liabilities                    27,394               23,173
Long-term debt                                                        27
Capital lease obligations,
 less current portion                            45                   38

Total liabilities                            27,439               23,238

                             AREMISSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            DEC. 31             MARCH 31
                                              2000                2001
                                              ----                ----
                                                               (unaudited)

Stockholders' equity
Stockholders' equity
Preferred stock, par value
$0.001; authorized 15,000 shares;
and no shares outstanding                         -                    -
Common stock, par value $0.001;
authorized 85,000 shares;
35,198 and 39,245 shares issued
and outstanding at Dec. 31,
2000 and March 31, 2001, respectively            35                   39
Additional paid-in capital                   85,831              155,537
Accumulated profit                           13,781               18,319
Accumulated other comprehensive
 income (loss)                               (2,062)              (2,093)
Total stockholders' equity                   97,585              171,802

Total liabilities and
stockholders' equity                        125,024              195,040

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           For three months ended March 31
                                                2000              2001
                                                ----              ----
                                            (unaudited)       (unaudited)
Revenues
  Software Licences                           $11,137           $19,472
  Maintenance and Services                      9,132            17,422
  Hardware and Other                            1,248             2,338

Total revenues                                 21,517            39,232

Cost of revenues
  Software Licences                             1,192             2,211
  Maintenance and Services                      2,822             5,601
  Hardware and Other                              988             1,639
  Amortization of purchased software and
  capitalized software development costs           74                88

Total cost of revenues                          5,076             9,539

Gross profit                                   16,441            29,693

Operating Expenses
   Sales and marketing                          8,053            12,479
   Research and development                     1,853             2,785
   General and administrative                   2,396             5,400
   Amortization of intangible assets            1,151             3,464
   Transition related expenses                      -               240

Total operating expenses                       13,453            24,368

Profit from operations                          2,988             5,325
Other income
  Interest income, net                              -               625
  Non-operating income                            131                 -

Income before income taxes                      3,119             5,950
  Income tax expense                              624             1,412

Net Income                                      2,495             4,538

Basic net income per share                      $0.08             $0.12
Diluted net income per share                    $0.07             $0.11
Basic weighted average shares outstanding      30,404            37,875
Diluted weighted average shares outstanding    34,522            39,852

The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              For three months ended March 31
                                                                   2000            2001
                                                                   ----            ----
                                                               (unaudited)     (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                       $2,495          $4,538
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation                                                        188             266
Amortization                                                      1,225           3,552

Changes in assets and liabilities, net of acquisitions:
Accounts receivable                                               1,059           1,492
Other receivables                                                  (424)            303
Inventory                                                           316             (84)
Deposits paid on service and maintenance contract                   976            (106)
Prepaid expenses and other assets                                   591            (519)
Accounts payable                                                 (2,756)         (1,335)
Deferred revenue                                                   (935)           (403)
Accrued taxes payable                                              (319)         (4,501)
Other accrued expenses                                             (327)            548

Net cash provided by operating activities                         2,089           3,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (301)           (388)
Payment for acquisition, net of cash
                                                                                 (2,933)

Net cash used in investing activities                              (301)         (3,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and employee stock options        75          58,849
Net proceeds from issuance of stock                                   -          10,862
Principal payments of long term borrowings                            -             (11)
Principal payments of capital lease obligations-net                 (24)            (14)
Short-term demand facility                                            3               9

Net cash provided by financing activities                            54          69,695

Net increase in cash & cash equivalents                           1,842          70,125
Effect of foreign currency exchange rates on cash and
cash equivalents                                                     10            (189)
Cash and cash equivalents, at beginning of period                13,386          33,331
Cash and cash equivalents, at end of period                     $15,238        $103,267

Supplemental disclosure:
Income Tax paid                                                       -           5,441

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

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

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and the notes therein for the year ended December 31, 2000.


2. FOREIGN CURRENCY TRANSLATION

The primary functional currency of the Company and its subsidiaries is the United States dollar. However, the functional currency of certain subsidiaries is their local currency.

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

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                    For three Months Ended
                                                                            March 31
                                                                       2000          2001
                                                                       ----          ----

Numerator used for both basic and diluted earnings per share          2,495         4,538

Denominator for basic earnings per share:
  Weighted average shares outstanding                                30,404        37,875

Denominator for diluted earnings per share:
  Denominator for basic earnings per share                           30,404        37,875
  Effect of dilutive securities:
     Options and Warrants                                             4,118         1,977

  Weighted average shares outstanding                                34,522        39,852

Basic Earnings per share                                              $0.08         $0.12
Diluted Earnings per share                                            $0.07         $0.11



4. COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments.

Comprehensive income for the three months ended March 31, 2000 and 2001 are as follows (in thousands):

                                                   2000            2001
                                                   ----            ----

Net income                                       $ 2,495          $4,538
Foreign currency translation adjustments              10             (31)
                                                 -------          -------

Comprehensive income                             $ 2,505          $4,507
                                                 -------          -------


5. SEGMENT REPORTING INFORMATION

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

Within each industry, the Company has adopted tailored sales and marketing strategies. These strategies include advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, the Company has developed corporate sales and marketing material as well as general financial and technical material that are distributed to each of the Company's subsidiaries for inclusion in their sales material, thereby promoting a consistent portrayal of the Company's image and products. The Company markets its products primarily through a direct sales force in each of the industries. In the manufacturing and hospitality industries, the Company also relies, to a limited extent, on distributors to sell the Company's products.

The accounting policies adopted by each industry are the same as those described in the summary of significant accounting policies. Management evaluates performance based on profit/(loss) from operations before interest and income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):


                                        MANUFACTURING    HEALTHCARE   HOSPITALITY   CONSTRUCTION     OTHER         TOTAL


Segmental analysis for the three months ended March 31, 2001

Revenues from external customers            $14,137        $6,830       $13,375        $3,566        $1,324       $39,232
Depreciation and amortization                 1,088           676         1,752           134           168         3,818
Profit from operations                        2,447         1,086         1,281           406           105         5,325
Total segment assets                         63,350        28,495        69,234        19,913        14,048       195,040


Segmental analysis for the three months ended March 31, 2000

Revenues from external customers             $6,797        $6,786        $5,199        $1,555        $1,180       $21,517
Depreciation and amortization                   326           358           333            75           321         1,413
Profit (loss) from operations                 1,544           682           756           155          (149)        2,988
Total segment assets                         16,875        14,124        12,787         3,347        12,033        59,166


The following table represents revenue by country based on country of customer domicile and long-lived assets by country of the location of the assets (in thousands):


                                                   Revenues               Long-Lived Assets
                                           Mar 31, 2000   Mar 31, 2001 Mar 31,2000 Mar 31,2001
                                           ------------   ------------ ----------- -----------

               Europe                           $16,016        $23,851      $2,006      $4,268
               United States                        666          3,147          98      12,294
               Asia                               1,590          6,989      15,178      25,357
               Rest of World                      3,245          5,245          14         112
                                                 ------         ------      ------     -------
                                                $21,517        $39,232     $17,296      42,031
                                                -------        -------     -------      ------


6. INVESTMENTS

Investments in the main comprise 11,340,000 shares of common stock (representing a 7.1% interest in the total outstanding shares) in LK.GlobalSoft.com ("GlobalSoft"). GlobalSoft is a software development company with operations in Cyprus, Eastern Europe and Middle East, and is traded on the Cyprus Stock Exchange. The Company's ability to liquidate this investment and realize all profits on a short-term basis is restricted due to certain governmental regulations in Cyprus. Management has determined that this investment does not meet the criteria of a marketable equity security as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and, therefore, records it on the cost basis of accounting. Based upon the trading price of GlobalSoft's common stock on the Cyprus Stock Exchange at March 31, 2001, the value of the Company's investment approximated $49 million. The
Company's  Chairman  is  also  the  non-executive   Chairman  of  the  Board  of
GlobalSoft.

On April 30, 2001 the Company announced the signing of certain agreements with certain controlling shareholders of GlobalSoft which gave the Company voting control over GlobalSoft with an option to increase its ownership percentage from 7.1% to 59.5% of the total outstanding shares of capital stock (see note 8).

7. ACQUISITIONS

In February 2001, the Company completed the purchase of assets and assumption of certain liabilities of Rio Systems International, Inc. for $2.44 million in cash consideration, plus the potential for additional consideration based on an earn-out formula over 15 months. Rio Systems is a supplier of an integrated hospitality suite of software applications that serve the spa, resort, and premium hotel markets. The acquisition brings to the Company over 100 customers, primarily located in the U.S.

In February 2001, the Company entered into an agreement to acquire all of the issued and outstanding shares of Fourth Shift Corporation, a worldwide supplier of enterprise resource planning (ERP) and e-business software. The closing of this acquisition occurred on April 30, 2001, and accordingly the operations of Fourth Shift have not been included in the Company's results for the period ended March 31, 2001. Under the terms of agreement, the Company will acquire all of the outstanding common stock of Fourth Shift for $3.70 per share in cash
(without interest) for a consideration of approximately $41 million. In addition, each outstanding option to purchase Fourth Shift's common stock under Fourth Shift's stock option plans will be assumed by the Company, with the number of shares and exercise price adjusted pursuant to a formula.

The pro forma unaudited results of operations for the three months ended March 31, 2000 and March 31, 2001 assuming consummation of these two purchase transactions occurred on January 1, 2000 are as follows (in thousands, except per share data):

                                      For three Months Ended
                                              March 31
                                         2000          2001
                                         ----          ----

Revenue                               $38,471       $52,925
Net income (loss)                     (2,215)       (2,009)
Per share data:
   Basic earnings (loss)               (0.07)        (0.05)
   Diluted earnings (loss)             (0.07)        (0.05)


8. SUBSEQUENT EVENT - PROPOSED ACQUISITION

On April 30, 2001, the Company entered into certain agreements with certain shareholders of GlobalSoft which immediately transferred their voting control over GlobalSoft to the Company. In addition, under the terms of the agreements with these shareholders, the Company acquired a five year option to increase its ownership in GlobalSoft (see note 6) from 7.1% to 59.5% by acquiring their shares. By exercising the options under the agreements, the Company has the right to acquire approximately 83.56 million ordinary shares or approximately 52.4% of the issued and outstanding shares of capital stock of GlobalSoft.

The transaction between the Company and these shareholders is structured as an option and voting agreement which may be terminated by the selling shareholders upon 15 days prior written notice if:

o The Company does not exercise the option to acquire 28.535 million shares from these shareholders at a fixed price of $3.825 per share by May 31, 2001. The initial exercise of the options will result in an increase in ownership by the Company to 25.0% of GlobalSoft's total outstanding shares of capital stock.

o On or prior to September 30, 2001, the Company does not exercise the option to acquire an additional 15.95 million shares from these same shareholders at a fixed price of $3.825 per share, provided that such exercise is accretive to the Company's earnings based upon GlobalSoft's current internal financial projections. The exercise of these options would increase the Company's ownership of GlobalSoft to 35.0% of the total outstanding shares of capital stock.

o On or prior to December 31, 2001, the Company does not exercise the option to acquire an additional 15.95 million shares from these same shareholders at a fixed price of $3.825 per share, provided that such exercise is accretive to the Company's earnings based upon GlobalSoft's current internal financial projections. The exercise of these options would increase the Company's ownership of GlobalSoft to 45.0% of the total outstanding shares of capital stock.

o On or prior to September 30, 2002, the Company does not exercise the option to acquire an additional 23.125 million shares from these same investors at a fixed price of $4.781 per share, provided that such exercise is accretive to the Company's earnings based upon GlobalSoft's current internal financial projections. The exercise of these options would increase the Company's ownership of GlobalSoft to 59.5% of the total outstanding shares of capital stock.

The Company has the option of utilizing any mixture of cash, stock or seller financed debt (with a 3-year term and a 4% interest rate) as consideration at each phase of the transaction. As of May 15, 2001, the Company had not exercised any of the above options. Assuming the Company completes the initial exercise of the options, the accounts of GlobalSoft will be fully consolidated, with an adjustment to account for the minority interest.

Summarized unaudited financial information of GlobalSoft as of and for the year ended December 31, 1999 and 2000 are as follows (in thousands):

                                       1999          2000
                                       ----          ----

Current assets                       $10,197       $51,250
Non current assets                    11,928        63,722
                                      ------        ------
                                      22,125       114,972

Current liabilities                    2,088        18,676
Non current liabilities                  118           901
                                         ---           ---
                                       2,206        19,577
Equity                                19,919        95,395
                                      ------        ------
                                      22,125       114,972

Revenue                                7,328        69,039
Net income                             2,855        22,772

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this report. All statements, other than historical facts, included in the following discussion regarding our financial position, business strategy, and plans of management for future operations are "forward-looking statements." These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include, but are not limited to, statements in which words such as "expect", "anticipate", "intend", "plan", "believe", "estimate", "consider", or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions, including the risks discussed below.

The "Risk Factors" in our Form 10-K Annual Report for the year ended December 31, 2000 are incorporated herein by reference. Our actual results and stockholder values may differ materially from those anticipated or expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Readers of this report are cautioned not to put undue reliance on any forward-looking statement. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this report, the terms "we," "us," "our," "AremisSoft" and the "Company" mean AremisSoft Corporation and its subsidiaries, unless otherwise indicated.


OVERVIEW

We develop, market, implement and support enterprise-wide software applications primarily for mid-sized organizations in the manufacturing, hospitality, healthcare and construction industries. Our fully-integrated suite of Internet-enabled products allows our customers to manage and execute mission-critical functions within their organization, including accounting, purchasing, manufacturing, customer service, and sales and marketing. The modular design of our products enables us to provide customers with a cost-effective scalable solution that can be easily implemented. We focus on mid-sized organizations with annual revenues of less than $200 million to capitalize on a market we believe is receptive to our cost-effective solutions and shorter implementation periods. Our software applications have been licensed to more than 6,500 customers in over twenty countries.

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

In the past, we have experienced rapid growth, both internally and through acquisitions, with revenues increasing from $6.4 million in 1994 to $123.6 million in 2000. During this period, we successfully acquired and integrated the operations of numerous businesses, which were principally operating in Asia, the

United Kingdom, and in the United States. In each acquisition, we sought to reduce expenses, rejuvenate the existing products of the acquired business and transition the customers to products that utilize the Aremis Architecture. Our software development and support facility in India provides us access to highly-skilled technical personnel who are responsible for rejuvenating the acquired products and developing new products in a cost-effective manner.

Our objective is to be a leading provider of enterprise-wide applications software in the targeted markets. Our strategy for achieving this objective includes (i) targeting mid-sized organizations, including divisions and business units of larger companies, (ii) focusing on strategic markets, (iii) leveraging the our cost-efficient India operations, (iv) capitalizing on our investment in the Aremis Architecture, (v) expanding our marketing, sales, support and service capabilities and (vi) acquiring related software businesses, products or technologies.


RESULTS OF OPERATIONS

Revenues

Total revenues increased 82.3% to $39.2 million for the three months ended March 31, 2001 from $21.5 million for the three months ended March 31, 2000. Approximately $7.8 million of the revenues were derived from the operations of e-ChaRM India Pvt Ltd., Denon International Ltd., the hospitality business of Verso Technologies, Inc. (formerly Eltrax Systems, Inc.) and Rio Systems
International, Inc. which were acquired in the last quarter of 2000 and the first quarter of 2001. The increase in total revenue was due primarily to higher margin licenses, and associated maintenance and service contract revenues.

Software license revenues increased 74.8% to $19.5 million for the three months ended March 31, 2001 from $11.1 million for the three months ended March 31, 2000. This increase was primarily due to the growth in the number of installed customers, increased sales of licenses for our Aremis 4.0 products, and price increases. As a percentage of total revenues, license revenues decreased to 49.6% for the three months ended March 31, 2001 from 51.8% for the period ended March 31, 2000. This decrease primarily reflects the change in the mix of revenues as a result of our acquisition of the hospitality business of Verso Technologies, with a slight decrease in software license revenues and a slight increase in maintenance and service contract revenues.

Maintenance and service contract revenues increased 90.8% to $17.4 million for the three months ended March 31, 2001 from $9.1 million for the three months ended March 31, 2000, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues increased to 44.4% for three months ended March 31, 2001 from 42.4% for the period ended March 31, 2000.

Hardware and other revenues increased 87.3% to $2.3 million for the three-month ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. As a percentage of total revenues, hardware and other revenues increased to 6.0% for the three months ended March 31, 2001 from 5.8% for the three months ended March 31, 2000.

Cost of Revenues

Total cost of revenues increased 87.9% to $9.5 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. As a percentage of total revenues, cost of revenues increased to 24.3% for the three month ended March 31, 2001 from 23.6% for the three months ended March 31, 2000. The effect of new acquisitions on the cost of revenue was approximately $2.2 million for the three months ended March 31, 2001.

The cost of software license revenue increased 85.5% to $2.2 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. This increase was primarily due to the growth in the number of installed customers, increased sales of licenses for our Aremis 4.0 products. As a percentage of total revenues, the cost of software license revenue increased to 5.6% for three months ended March 31, 2001 from 5.5% for the three months ended March 31, 2000.

The cost of maintenance and service contract revenue increased 98.5% to $5.6 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, the cost of maintenance and service contract revenue increased to 14.3% for three months ended March 31, 2001 from 13.1% for the three months ended March 31, 2000.

The cost of hardware and other revenue increased 65.9% to $1.6 million for the three-month ended March 31, 2001 from $1.0 million for the three month ended March 31, 2000. As a percentage of total revenues, the cost of hardware and other revenue decreased to 4.2% for the three months ended March 31, 2001 from 4.6% for the three months ended March 31, 2000. The decrease was primarily from obtaining better prices from third-party hardware suppliers.

Sales and Marketing

Sales and Marketing expenses consist primarily of expenses related to sales and marketing, personnel, advertising, promotion, trade shows participation and public relations.

Our sales and marketing expenses increased 55.0% to $12.5 million for the three months ended March 31, 2001 from $8.1 million for the three months ended March 31, 2000, primarily due to the expansion of sales and marketing activities principally in Asia, Europe, and the United States. As a percentage of total revenues, sales and marketing expenses decreased to 31.8% for three months ended March 31, 2001, from 37.4% for the three months ended March 31, 2000.

Research and Development

Our research and development expenses increased 50.3% to $2.8 million for the period ended March 31, 2001 from $ 1.9 million for the three months ended March 31, 2000. As a percentage of total revenues, research and development expenses decreased to 7.1% for the three months ended March 31, 2001 from 8.6% of revenues for the three months ended March 31, 2000. The decrease was primarily due to the rate of revenue growth exceeding research and development increases.

General and Administrative

General and administrative expenses increased 125.4% to $5.4 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. As a percentage of total revenues, general and administrative expenses increased to 13.8% for the three months ended March 31, 2001 from 11.1% for the three months ended March 31, 2000. The increase was primarily due to the increase in operational and geographical activities compared to the same period of the previous year. The general and administration expenses include $0.1 million paid to the Indian Prime Minister's earthquake relief fund.

Amortization of Intangible Assets

Amortization of intangible assets increased to $3.6 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. The increase in amortization of intangible assets is due to the goodwill recorded on the acquisition of E-ChaRM, Denon, the hospitality division of Verso Technologies and Rio Systems.

Net Interest Income

Net interest income reflects interest earned on our cash balances reduced by any interest expense.

We received approximately $0.6 million net interest from deposits during the three months ended March 31, 2001.

Transition Related Expenses

For the quarter ended March 31, 2001 transition related expenses amounted to $0.2 million and consisted of various payroll and other related costs incurred in connection with the acquisition of the hospitality division of Verso
Technologies in the fourth quarter of 2000. These costs generally include payroll related expense for certain employees and consultants in the first quarter through their termination date.

Income Tax Provision

There is a provision for income taxes for the three months ended March 31, 2001 of $1.4 million. There was a provision for income taxes for $0.6 million the three months ended March 31, 2000. The increase in income taxes resulted from the increase in our profitability in 2001. Our effective tax rate was estimated at 15% after adjusting for goodwill amortization.

Recoverability of the deferred tax asset derived mainly from operating loss carry forwards in the United Kingdom has been reviewed at March 31, 2001, and although certain subsidiaries generated taxable income in the quarter ending March 31, 2001, no assurances can be given that the level of taxable income will be sustained at an adequate level in the appropriate subsidiaries. It must therefore be considered more likely than not that the deferred tax benefit will not be recognized at this stage.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations since inception primarily through borrowings under bank credit facilities, private placements of equity and debt securities, equity contributions by our principal stockholder, our initial public offering and sale of our registered common stock. In addition, since 1999, we have generated cash flows from operations. As of March 31, 2001, we had $103.3 million of cash and cash equivalents. We had a working capital surplus of $129.8 million as of March 31, 2001.

We believe that the existing cash and cash equivalents, will be sufficient to meet our working capital and currently planned expenditure requirements for the next 9 months. We may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in our business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to us at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to our stockholders. We had an operating cash flow surplus of $3.8 million for the three months ended March 31, 2001. This surplus was primarily due to operating profits and a decrease in accounts receivable, mainly offset by a decrease in accrued tax payable. We had an operating cash flow surplus of $2.1 million for the three months ended March 31, 2000. Operating cash flow is affected by seasonality, among other factors.

Accounts receivable increased to $37.1 million for March 31, 2001 from $19.6 million for March 31, 2000. Accounts receivable as at December 31, 2000 was $38.7 million. The average days sales outstanding was 82 days for the three month ended March 31, 2000 and 85 days for the three month ended March 31, 2001. The increase in accounts receivable was due to our increase in the sales for the period.

Accrued taxes decreased from $7.9 million at March 31, 2000 to approximately $4.0 million at March 31, 2001. The decrease was primarily due to payment of income taxes in March 2001.

We utilized cash for investing activities of $3.3 million and $0.3 million for the three months ended March 31, 2001 and March 31, 2000 respectively, primarily resulting from purchases of property and equipment and the acquisition of Rio Systems International Inc. in February 2001.

Net cash provided by financing activities was approximately $69.7 million and $54,000 for the three months ended March 31, 2001 and March 31, 2000 respectively. For the three months ended March 31, 2001 cash provided by financing activities resulted from proceeds received from the issuance of stock and the exercise of warrants and employee stock options.

On April 30, 2001, we completed the acquisition of Fourth Shift (see financial statement note 7). Under the terms of the agreement, we acquired all of the outstanding shares of Fourth Shift for $3.70 per share in cash (without interest) and assumed each outstanding option to purchase Fourth Shift's common stock under Fourth Shift's stock option plan pursuant to a formula. The total cost of this acquisition, including purchase price, severance pay and professional fees is expected to be approximately $45 million, all of which is expected to be paid in 2001.

Additionally, on April 30, 2001, we entered into certain agreements with the controlling shareholders of LK.GlobalSoft.com ("GlobalSoft") covering 83.56 million ordinary shares or 52.4% of the issued and outstanding shares of GlobalSoft (the "Shares"). The terms of the agreements immediately transfer voting control over GlobalSoft to us. When combined with the 11.34 million shares of GlobalSoft that we already own, we now control 59.5% of the issued and outstanding shares of GlobalSoft. The agreements further provide us with a five year option to purchase the Shares for a fixed price of $3.825 per share if exercised before December 31, 2001, and $4.781 if exercised after December 31, 2001. We must exercise the option to purchase 28.535 million of the Shares on or before May 31, 2001, or the selling shareholders have the right, but not the obligation, to terminate the agreements. After this exercise, we will own 39.875 million shares of GlobalSoft, or approximately 25% of the issued and outstanding shares. Thereafter, provided that further exercises of the option are accretive to our earnings per share, based upon GlobalSoft's internal financial projections, we must exercise the option to purchase an additional 15.95 million shares, or approximately 10% of the issued and outstanding shares of GlobalSoft, on or before September 30, 2001, and additional 15.95 million shares, or approximately 10% of the issued and outstanding shares of GlobalSoft, by December 31, 2001, and the final 23.125 million shares, or approximately 14.5% of the issued and outstanding shares of GlobalSoft, by September 30, 2002, or the selling shareholders have the right, but not the obligation, to terminate the agreements. Under the terms of the agreement, we have the option of utilizing any mixture of cash, stock or seller financed debt (with a 3-year term and a 4% interest rate) as purchase consideration at each phase of the transaction.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

A portion of our business in transacted in currencies other than the United States dollar. Our functional currency is the United States dollar. However the functional currency of certain subsidiaries is their local currencies. Because our financial statements are reported in United States dollars, fluctuations of other currencies against the United States dollar have caused and will continue to cause us to recognize foreign currency transaction gains or losses which may be material to our operations and impact the reported financial conditions and results of operations

Euro Conversion

In January 1999, the Euro was introduced as the currency of a number of participating nations in the European Union. Although the United Kingdom is not currently a participating nation, the introduction of the Euro raises conversion issues for business transacted with entities in participating nations. Our products either include or have been upgraded to include the Euro and we do not believe that the Euro conversion has had or will have a material adverse effect on our business. Because our critical internal systems have been modified to accommodate a conversion to the Euro, we believe it is adequately prepared in the event the United Kingdom converts to the Euro in the future.

                           PART II - OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

Item 3: DEFAULTS UPON SENIOR SECURITIES.

None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5: OTHER INFORMATION

None

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Report on Form 8-K

          We filed or furnished three reports on Form 8-K during the first quarter ended March 31, 2001. Information regarding the items reported on is as follows:

          (1) On January 5, 2001, we announced (i) the two-for-one stock split in the form of a stock dividend to be made on January 8, 2001 ("Stock Split") and (ii) the amendment of our Form S-3 (Registration No. 333-31768) to include 800,000 additional shares as a result of the Stock Split.

          (2) On January 10, 2001, we announced the acquisition of all of the outstanding shares of Denon International Limited.

          (3) On March 5, 2001, we announced (i) the execution of the definitive agreement to acquire Fourth Shift Corporation and (ii) the acquisition of Rio Systems International, Inc. by AremisSoft Hospitality (US), Inc., our wholly-owned subsidiary.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Sacramento, State of California on May 15, 2001.

                                         AREMISSOFT CORPORATION,
                                         a Delaware Corporation




                                         /s/ Roys Poyiadjis
                                         ---------------------------------------
                                         Roys Poyiadjis
                                         Director and Co-Chief Executive Officer




                                         /s/ Michael Tymvios
                                         ---------------------------------------
                                         Michael Tymvios
                                         Director and Chief Financial Officer