Form 10-K/A
period 2000-12-31
AREMISSOFT CORP /DE/
filed 2001-06-14
CIK 1065152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                FORM 10-K/A No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       or

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-25713
                         ------------------------------

                             AREMISSOFT CORPORATION
             (Exact name of Registrant as specified in its charter)


        Delaware                                        68-0413929
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                               Sentry Office Plaza
                          216 Haddon Avenue, Suite 607
                           Westmont, New Jersey 08108
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 856-869-0770
                         ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                              (Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference: None

     We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, originally filed with the Securities and Exchange Commission ("SEC") on March 26, 2001, solely for the purpose of reflecting the signatures of our auditors in their Auditors' Report, included in
Item 8, and their Report of PKF, Independent Auditors, on Schedule II, included in Item 14, by adding "/s/ PKF" to each report. PKF, our independent auditors, manually signed all of these reports prior to filing our Annual Report on Form 10-K on March 26, 2001, and we have had these signed reports on file since that time. However, when we converted these reports into Edgar format for filing with the SEC, the "/s/ PKF" was inadvertently omitted.


     Item 8. Financial Statements and Supplementary Data is hereby amended by inserting the following signed Independent Auditors' Report.



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

PKF

/s/ PKF

London, England
March 20, 2001

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K is hereby amended by inserting the following signed Report of PKF, Independent Auditors, on Schedule II.



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

PKF

/s/ PKF

London, England
March 20, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment number 1 to this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2001                         AREMISSOFT CORPORATION



                                      By:  /s/  Roys Poyiadjis
                                           ---------------------------------
                                           Roys Poyiadjis,
                                           Co-Chief Executive Officer